Form 10-Q
period 1996-03-31
COMCAST UK CABLE PARTNERS LTD
filed 1996-05-15
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1996
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                         Commission File Number 0-24792

                        COMCAST UK CABLE PARTNERS LIMITED
             (Exact name of registrant as specified in its charter)


                   Bermuda                                Not Applicable
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

                Clarendon House                        Comcast Corporation
             2 Church Street West                 1500 Market Street, 35th Floor
           Hamilton, HM 11, Bermuda                 Philadelphia, PA 19102-2148
                (809) 295-5950                            (215) 665-1700

       (Address, including zip code, and            (Name, address, including
    telephone number, including area code,           zip code, telephone number,
 of Registrant's principal executive offices)          including area code, of
                                                         agent for service)

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  __X__                                         No _____

                           --------------------------

As of March 31, 1996, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of March 31, 1996 and December 31,
                    1995 (Unaudited).........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Three Months Ended March 31, 1996
                    and 1995 (Unaudited).....................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Three Months Ended March 31,
                    1996 and 1995 (Unaudited)................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).....................5 - 8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations..........................................9 - 14

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................14

          Item 4.   Submission of Matters to a Vote of
                    Security Holders........................................14

          Item 6.   Exhibits and Reports on Form 8-K........................14

                       -----------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to future capital expenditures and future contributions and advances to the Operating Companies. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       March 31,               December 31,
                                                                          1996                      1995
                                                                     (UK Pound)000            (UK Pound)000
ASSETS
CURRENT ASSETS
    Cash and cash equivalents.....................................(UK Pound)156,059         (UK Pound)162,231
    Short-term investments, at cost which approximates fair value            37,028                    57,240
    Accounts receivable, less allowance for doubtful accounts
      of (UK Pound)790 and (UK Pound)40...........................              928                        56
    Prepaid charges and other.....................................            4,643                     4,664
                                                                   ----------------          ----------------
       Total current assets.......................................          198,658                   224,191
                                                                   ----------------          ----------------

INVESTMENTS IN AFFILIATES.........................................           77,561                   127,818
                                                                   ----------------          ----------------

PROPERTY AND EQUIPMENT............................................          173,059                    47,750
    Accumulated depreciation .....................................           (2,191)                   (1,271)
                                                                   ----------------          ----------------
    Property and equipment, net...................................          170,868                    46,479
                                                                   ----------------          ----------------

DEFERRED CHARGES..................................................           60,524                    23,162
    Accumulated amortization......................................           (4,167)                   (3,600)
                                                                   ----------------          ----------------
    Deferred charges, net.........................................           56,357                    19,562
                                                                   ----------------          ----------------

FOREIGN EXCHANGE PUT OPTIONS AND OTHER, net.......................           13,089                    13,799
                                                                   ----------------          ----------------
                                                                  (UK Pound)516,533         (UK Pound)431,849
                                                                   ================          ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses......................... (UK Pound)24,848          (UK Pound)12,134
    Current portion of long-term debt.............................            1,258
    Foreign exchange call options.................................              264                     1,577
    Due to affiliates.............................................            1,705                     2,224
                                                                   ----------------          ----------------
       Total current liabilities..................................           28,075                    15,935
                                                                   ----------------          ----------------

LONG-TERM DEBT, less current portion..............................          209,337                   195,909
                                                                   ----------------          ----------------

FOREIGN EXCHANGE CALL OPTIONS AND OTHER...........................            1,671                     2,184
                                                                   ----------------          ----------------

LONG-TERM DEBT, due to shareholder................................            9,660                     9,453
                                                                   ----------------          ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Class A common shares, (UK Pound).01 par value - authorized,
       50,000,000 shares; issued, 37,231,997
       and 28,372,334.............................................              372                       284
    Class B common shares, (UK Pound).01 par value - authorized,
       50,000,000 shares; issued, 12,872,605......................              129                       129
    Additional capital............................................          358,718                   287,397
    Accumulated deficit...........................................          (91,429)                  (79,442)
                                                                   ----------------          ----------------
         Total shareholders' equity...............................          267,790                   208,368
                                                                   ----------------          ----------------
                                                                  (UK Pound)516,533         (UK Pound)431,849
                                                                   ================          ================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                           1996                      1995
                                                                   (in (UK Pound)000's, except per share data)
REVENUES
    Service income................................................  (UK Pound)1,947           (UK Pound)
    Consulting fee income.........................................              387                       335
                                                                     --------------            --------------
                                                                              2,334                       335
                                                                     --------------            --------------

COSTS AND EXPENSES
    Operating.....................................................              793
    Selling, general and administrative...........................            3,211                       984
    Management fees...............................................              606                       677
    Depreciation and amortization.................................            1,489                       507
                                                                     --------------            --------------

                                                                              6,099                     2,168
                                                                     --------------            --------------

OPERATING LOSS....................................................           (3,765)                   (1,833)

INVESTMENT (INCOME) EXPENSE
    Interest expense..............................................            5,693                       188
    Investment income.............................................           (4,720)                   (2,619)
    Equity in net losses of affiliates............................            5,698                     4,738
    Exchange losses and other.....................................            1,551                        68
                                                                     --------------            --------------
                                                                              8,222                     2,375
                                                                     --------------            --------------

NET LOSS..........................................................          (11,987)                   (4,208)

ACCUMULATED DEFICIT
    Beginning of period ..........................................          (79,442)                  (50,480)
                                                                     --------------            --------------

    End of period.................................................((UK Pound)91,429)        ((UK Pound)54,688)
                                                                    ===============           ===============

NET LOSS PER SHARE................................................   ((UK Pound).28)           ((UK Pound).10)
                                                                    ===============           ===============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD..........................           42,511                    41,245
                                                                    ===============           ===============


See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                           1996                      1995
                                                                      (UK Pound)000             (UK Pound)000

OPERATING ACTIVITIES
    Net loss......................................................((UK Pound)11,987)         ((UK Pound)4,208)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
       Depreciation and amortization..............................            1,489                       507
       Amortization on foreign exchange contracts.................              665                      (137)
       Non-cash interest expense..................................            5,693                       188
       Non-cash investment income.................................           (1,604)                     (993)
       Exchange losses............................................            1,456
       Equity in net losses of affiliates.........................            5,698                     4,738
       Increase in foreign exchange contracts, net................               19                    (1,854)
                                                                    ---------------            --------------
                                                                              1,429                    (1,759)

       Decrease (increase) in accounts receivable and
          prepaid charges and other...............................            1,624                    (1,188)
       Increase in accounts payable and accrued expenses..........            1,991                     1,972
       Decrease in due to affiliates..............................             (519)                   (3,986)
                                                                    ---------------            --------------

              Net cash provided by (used in) operating
                 activities ......................................            4,525                    (4,961)
                                                                    ---------------            --------------

FINANCING ACTIVITIES
    Issuance of shares, net.......................................                                        (53)
                                                                    ---------------            --------------

              Net cash used in financing activities...............                                        (53)
                                                                    ---------------            --------------

INVESTING ACTIVITIES
    Acquisition, net of cash acquired.............................          (10,203)
    Sales of short-term investments, net..........................           20,212                     5,094
    Capital contributions and advances to affiliates..............           (7,505)                   (6,400)
    Additions to property and equipment...........................          (13,021)                   (4,313)
    Deferred charges and other....................................             (180)                       (8)
                                                                    ---------------            --------------

              Net cash used in investing activities...............          (10,697)                   (5,627)
                                                                    ---------------            --------------

DECREASE IN CASH AND CASH EQUIVALENTS.............................           (6,172)                  (10,641)

CASH AND CASH EQUIVALENTS, beginning of period....................          162,231                   100,117
                                                                    ---------------            --------------

CASH AND CASH EQUIVALENTS, end of period..........................(UK Pound)156,059          (UK Pound)89,476
                                                                   ================           ===============


See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Comcast UK Cable Partners Limited (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1996 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1996 are not necessarily indicative of operating results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Accordingly, there was no impact of the adoption of SFAS No. 123 on the Company's financial position or results of operations.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1996.

3.   SINGTEL TRANSACTION

     On March 19, 1996, the Company completed the acquisition (the "Singtel Transaction") of Singapore Telecom International Pte. Limited's ("Singapore Telecom") 50% interest in Cambridge Holding Company Limited ("Cambridge Cable"), pursuant to the terms of a Share Exchange Agreement executed by the parties in December 1995. In exchange for Singapore Telecom's 50% interest in Cambridge Cable and certain loans made to Cambridge Cable, with accrued interest thereon, the Company issued approximately 8.9 million of its Class A Common Shares and paid approximately (UK Pound)11.8 million to Singapore Telecom. The Company has accounted for the Singtel Transaction under the purchase method. As a result of the Singtel Transaction, the Company now owns 100% of Cambridge Cable and has consolidated the financial position of Cambridge Cable effective March 31, 1996. The Company will begin consolidating the results of operations of Cambridge Cable effective April 1, 1996.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following pro forma information has been presented as if the Singtel Transaction had occurred at the beginning of each period. This pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what results would have been had the Company owned 100% of Cambridge Cable since such dates.

                                                                     Three Months Ended March 31,
                                                                         1996              1995
                                                             (in (UK Pound)000's, except per share data)
     Revenues.....................................................(UK Pound)8,557   (UK Pound)4,837

     Net loss.....................................................        (13,612)           (5,931)

     Net loss per share...........................................           (.27)             (.12)

4.   INVESTMENTS IN AFFILIATES

     The Company has historically invested in three affiliates (the "Equity Investees," which term excludes Cambridge Cable as of March 31, 1996 - see
     Note 3): Birmingham Cable Corporation Limited ("Birmingham Cable"), Cable London PLC ("Cable London") and Cambridge Cable. The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of March 31, 1996, the Company's ownership interest in these affiliates is as follows:

                Birmingham Cable................................27.5%
                Cable London....................................49.0%
                Cambridge Cable (1)............................100.0%
     ---------------
     (1) Increased in March 1996 from 50.0% due to the acquisition of Singapore Telecom's interest (see Note 3).

     Included in investments in affiliates as of March 31, 1996 and December 31, 1995 are loans to Cable London of (UK Pound)21.0 million and accrued interest of (UK Pound)2.4 million and (UK Pound)1.9 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (8.0% effective rate as of March 31, 1996) and are subordinate to Cable London's revolving bank credit facility. These loans are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of December 31, 1995 are loans to Cambridge Cable of (UK Pound)47.4 million and accrued interest of (UK Pound)5.1 million. The Cambridge Cable loans and related accrued interest have been eliminated in consolidation as of March 31, 1996 (see Note 3).

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                           Birmingham        Cable       Cambridge
                                                              Cable         London       Cable (1)        Other         Combined
                                                          (UK Pound)000 (UK Pound)000  (UK Pound)000  (UK Pound)000   (UK Pound)000
     THREE MONTHS ENDED MARCH 31, 1996
     Results of operations
         Service income...................................     12,312        9,121         6,401                          27,834
         Depreciation and amortization....................     (4,554)      (3,329)       (2,168)                        (10,051)
         Operating loss...................................     (2,794)      (3,149)       (2,133)                         (8,076)
         Net loss.........................................     (4,434)      (4,633)       (4,419)                        (13,486)
         Company's equity in net loss.....................     (1,218)      (2,270)       (2,210)                         (5,698)

     AT MARCH 31, 1996
     Financial position
         Current assets...................................     81,719        7,429                                        89,148
         Noncurrent assets................................    251,609      133,064                                       384,673
         Current liabilities..............................     26,168       17,968                                        44,136
         Noncurrent liabilities...........................    188,061       81,808                                       269,869

     THREE MONTHS ENDED MARCH 31, 1995
     Results of operations
         Service income...................................      8,999        6,917         4,617          601             21,134
         Depreciation and amortization....................     (3,127)      (2,233)       (1,552)         (13)            (6,925)
         Operating loss...................................     (2,706)      (2,693)       (2,535)      (2,340)           (10,274)
         Net loss.........................................     (3,081)      (3,221)       (3,870)      (2,290)           (12,462)
         Company's equity in net loss.....................       (846)      (1,575)       (1,935)        (382)            (4,738)
     ---------------

     (1) As a result of the Singtel Transaction, the Company owns 100% of Cambridge Cable and has consolidated the financial position of Cambridge Cable effective March 31, 1996 (see Note 3).

5.   LONG-TERM DEBT

     In November 1995, the Company received net proceeds of approximately $291.1 million ((UK Pound)186.9 million) from the sale of approximately $517.3 million principal amount at maturity of its 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") in a public offering. Interest will accrete on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

     As of March 31, 1996, long-term debt includes (UK Pound)5.4 million of Cambridge Cable's capitalized lease obligations, of which (UK Pound)1.2 million is classified as current.

6.   RELATED PARTY TRANSACTIONS

     Comcast U.K. Consulting, Inc. ("UK Consulting"), a wholly owned subsidiary of the Company, earns consulting fee income under consulting agreements with the Equity Investees. The consulting fee income is generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas.

     The Company's right to receive certain consulting fee payments from Birmingham Cable and Cable London has been subordinated to the banks under their credit facilities. Accordingly, these fees have been classified as long-term receivables and are included in investments in affiliates in the Company's condensed consolidated balance

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     sheet. In addition, the Company's shares in Cable London have been pledged to secure the Cable London credit facility.

     Management fee expense is incurred under agreements between the Company on the one hand, and Comcast Corporation ("Comcast"), the Company's controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. As of March 31, 1996 and December 31, 1995, due to affiliates consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     For the three months ended March 31, 1996 and 1995, investment income includes interest income of (UK Pound)1.6 million and (UK Pound)993,000, respectively, relating to the loans to affiliates described in Note 4.

     Long-term debt due to shareholder consists of 9% Subordinated Notes payable to Comcast UK Holdings, Inc. which are due in 1999. For the three months ended March 31, 1996 and 1995, the Company recognized (UK Pound)207,000 and (UK Pound)188,000, respectively, of interest expense relating to such notes.

     In management's opinion, the foregoing transactions were entered into on terms no more favorable than those with nonaffiliated parties.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast"), was incorporated in 1992 to develop, construct, manage and operate the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of March 31, 1996, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 49.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100.0% interest (see below), and the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest. The Operating Companies hold exclusive cable television licenses and non-exclusive telecommunications licenses in ten franchise areas. Teesside commenced construction of a cable telecommunications network to serve its franchises in the third quarter of 1994 and added its initial cable and telephony subscribers in June 1995.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of March 31, 1996, the Operating Companies' systems passed more than 784,000 homes or approximately 49% of the homes in their franchise areas and served more than 204,000 cable subscribers, 201,000 residential telephony subscribers and 6,300 business telephony subscribers.

The Company accounts for its interests in Birmingham Cable, Cable London and Cambridge Cable (collectively, the "Equity Investees," which term excludes Cambridge Cable as of March 31, 1996 - see below) under the equity method.

General Developments of Business

Singtel Transaction

On  March  19,  1996,  the  Company  completed  the  acquisition  (the  "Singtel
Transaction") of Singapore Telecom International Pte. Limited's ("Singapore Telecom") 50% interest in Cambridge Cable, pursuant to the terms of a Share Exchange Agreement executed by the parties in December 1995. In exchange for Singapore Telecom's 50% interest in Cambridge Cable and certain loans made to Cambridge Cable, with accrued interest thereon, the Company issued approximately
8.9 million of its Class A Common Shares and paid approximately (UK Pound)11.8 million to Singapore Telecom. The Company has accounted for the Singtel Transaction under the purchase method. As a result of the Singtel Transaction, the Company now owns 100% of Cambridge Cable and has consolidated the financial position of Cambridge Cable effective March 31, 1996. The Company will begin consolidating the results of operations of Cambridge Cable effective April 1, 1996.

Liquidity and Capital Resources

The Company

Historically, the Company has financed its cash requirements, including its investments in the Equity Investees, through capital contributions from its shareholders as well as proceeds from the Company's initial public offering of
15.0 million of its Class A Common Shares (net proceeds of $209.4 million or (UK Pound)132.6 million) in September 1994 and from the Company's offering of its $517.3 million principal amount at maturity 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") (net proceeds of $291.1 million or (UK Pound)186.9 million) in

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


November 1995. Interest will accrete on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends. The Equity Investees have not paid any dividends to the Company and are not expected to pay any dividends in the foreseeable future.

Except for its working capital requirements, the Company's cash needs will depend on management's investment decisions. Investment considerations include
(i) whether further capital  contributions will be made to the Equity Investees,
(ii) whether the Operating Companies can obtain debt financing, (iii) whether the Operating Companies are able to generate positive operating cash flow, (iv) the timing of the build-out of the Operating Companies' systems, and (v) whether there may be future acquisitions and trades funded in cash or Company shares. There are no agreements or negotiations for specific material acquisitions currently pending.

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and advances to the Operating Companies in the aggregate of (UK Pound)22.1 million and (UK Pound)10.9 million during the three months ended March 31, 1996 and 1995, respectively. Although the Company is not contractually committed to make any additional capital contributions or advances to any of the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interest in the Equity Investees.

The Company estimates that the Operating Companies will require an aggregate of approximately (UK Pound)550 million to (UK Pound)650 million after March 31, 1996 to complete the build-out of their systems. Although the Company expects that its strategic and financial partners in the Equity Investees will provide their share of such funds, they are not contractually obligated to do so, and thus no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, the Equity Investees will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under existing or new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over the Equity Investees' debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its system could result in loss of its cable franchises and licenses.

The Company has entered into foreign exchange forward contracts and foreign exchange option contracts as a normal part of its risk management efforts.

During 1995, the Company entered into foreign exchange put option contracts which may be settled only on November 16, 2000. These put option contracts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of March 31, 1996, the Company has (UK Pound)250.0 million notional amount of foreign exchange put option contracts to purchase United States ("US") dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). Foreign exchange put option contracts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the put option contracts are offset against gains or losses realized on the underlying net liabilities. Premiums paid for such put option contracts of (UK Pound)13.9 million are included in foreign exchange put options and other in the Company's condensed consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


In order to reduce hedging costs, the Company has sold (UK Pound)250.0 million notional amount of foreign exchange call option contracts. These call option contracts may only be settled on their expiration dates. Of these call option contracts, (UK Pound)200.0 million notional amount settle on November 16, 1996 at an exchange rate of $1.70 per (UK Pound)1.00 and (UK Pound)50.0 million notional amount settle on November 16, 2000 at an exchange rate of $1.62 per (UK Pound)1.00. Changes in fair value between measurement dates relating to these call option contracts of (UK Pound)1.8 million for the three months ended March 31, 1996 have been recorded in the Company's condensed consolidated statement of operations.

The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

The Company's ability to meet its long-term liquidity and capital requirements is contingent upon the Operating Companies' ability to obtain external financing and generate positive operating cash flow and the continued funding by the Company's strategic and financial partners. The Company believes that the net proceeds from the sale of the 2007 Discount Debentures will be sufficient to fund the Company's expected capital contributions and advances to Birmingham Cable and Cable London and to fund development and construction costs for Cambridge Cable and Teesside through the end of 1997.

The Operating Companies

The following is a discussion of the liquidity and capital resources of each of the Operating Companies. Such financial information has not been adjusted for the Company's proportionate ownership percentages in the Operating Companies.

Birmingham Cable. Historically, Birmingham Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partners and cash from the issuance of its preference shares. Birmingham Cable estimates that approximately (UK Pound)47.0 million will be required between April 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional (UK Pound)50.0 million to (UK Pound)70.0 million is expected to be required to complete the build-out after 1996. The Company expects that the majority of such funds will be provided by cash from the issuance of its preference shares. Any additional funding may come from the Company or its strategic and financial partners, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cable London. Historically, Cable London's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partner and borrowings under its existing credit facility. Cable
London estimates that approximately (UK Pound)43.0 million will be required between April 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional (UK Pound)90.0 million to (UK Pound)110.0 million is expected to be required to complete the build-out after 1996. The Company expects that a portion of such funds will be provided by borrowings under Cable London's existing credit facility. Any additional funding may come from the Company or its strategic and financial partners, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cambridge Cable. Historically, Cambridge Cable's primary source of funding has been capital contributions and loans from the Company and the Company's strategic and financial partner. Cambridge Cable estimates that approximately (UK Pound)30.0 million will be required between April 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional (UK Pound)150.0 million to (UK Pound)180.0 million is expected to be required to complete the build-out after 1996. The Company expects that a portion of such funds will be provided

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


by the Company, borrowings under credit facilities, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Teesside. Historically, Teesside's primary source of funding has been capital contributions and loans from the Company. Teesside estimates that approximately (UK Pound)44.0 million will be required between April 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional (UK Pound)110.0 million to (UK Pound)130.0 million is expected to be required to complete the build-out after 1996. The Company expects that a portion of such funds will be provided by the Company, borrowings under credit facilities, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Results of Operations

The Company

The Company recognized net losses of (UK Pound)12.0 million and (UK Pound)4.2 million for the three months ended March 31, 1996 and 1995, respectively, representing an increase of (UK Pound)7.8 million or 186% from 1995 as compared to the same period in 1996. The Company's losses are due to the Company recognizing its proportionate share of the Equity Investees' net losses and the effects of the continuing construction of Teesside's cable/telephony network.

Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense for the three months ended March 31, 1996, as compared to the same period in 1995, are attributable to the effects of the continuing construction of Teesside's cable/telephony network.

Interest expense for the three months ended March 31, 1996 and 1995 was (UK Pound)5.7 million and (UK Pound)188,000, respectively, representing an increase of (UK Pound)5.5 million from 1995 as compared to the same period in 1996. The increase is attributable to interest expense on the 2007 Discount Debentures incurred during the first quarter of 1996.

Investment income for the three months ended March 31, 1996 and 1995 was (UK Pound)4.7 million and (UK Pound)2.6 million, respectively, representing an increase of (UK Pound)2.1 million or 81% from 1995 as compared to the same period in 1996. The increase is attributable to the increase in the average balance of cash, cash equivalents and short-term investments held by the Company during the first quarter of 1996 over the same period in 1995.

Equity in net losses of affiliates for the three months ended March 31, 1996 and 1995 were (UK Pound)5.7 million and (UK Pound)4.7 million, respectively, representing an increase of approximately (UK Pound)1.0 million or 21% from 1995 as compared to the same period in 1996. The increase is attributable to the increases in net losses of the Equity Investees from 1995 as compared to the same period in 1996.

Exchange losses and other was (UK Pound)1.6 million and (UK Pound)68,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of (UK Pound)1.5 million from 1995 as compared to the same period in 1996. The increase is attributable to the Company's losses on the 2007 Discount Debentures, a liability denominated in US dollars, resulting from the devaluation of the UK Pound against the US dollar during the three months ended March 31, 1996, partially offset by foreign currency exchange gains recognized on the call option contracts sold by the Company during 1995.

Comcast U.K. Consulting, Inc. ("UK Consulting"), a wholly owned subsidiary of the Company, earns consulting fee income under consulting agreements with the Equity Investees. The consulting fee income is generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas. Consulting fee income for the three months ended March 31, 1996 and 1995 was (UK Pound)387,000 and (UK Pound)335,000, respectively, representing an increase of (UK Pound)52,000 or 16% from 1995 as compared to the same period in 1996. Such increase is a result of an increase in the service income recognized by the Equity Investees (see below).

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


Management fee expense is incurred under agreements between the Company on the one hand, and Comcast and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. Total management fees for the three months ended March 31, 1996 and 1995 were (UK Pound)606,000 and (UK Pound)677,000, respectively, representing a decrease of (UK Pound)71,000 or 10% from 1995 as compared to the same period in 1996.

The Operating Companies

Due to the similar nature of their operations, the following discussion with respect to the Operating Companies' results of operations for the three months ended March 31, 1996 and 1995 is based on their proportionate combined results of operations. Such proportionate combined results of operations have been derived from the financial statements of the Company and the Equity Investees, after giving effect to the Company's ownership interests in each of the Operating Companies as of March 31, 1996. The Company believes that presentation of proportionate combined financial data, although not in accordance with generally accepted accounting principles, facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable, Cable London and Cambridge Cable (through March 31, 1996) under the equity method. The results of operations of Teesside are consolidated with those of the Company.

The Operating Companies account for costs and expenses applicable to the construction and operation of their cable telecommunications systems under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies." Under SFAS No. 51, during the period while a system is partially under construction and partially in service (the "Prematurity Period"), costs of telecommunications plant, including materials, direct labor and construction overhead are capitalized. Subscriber-related costs and general and administrative costs are expensed as incurred. Costs incurred in anticipation of servicing a fully operating system that will not vary regardless of the number of subscribers are partially expensed and partially capitalized based upon the percentage of average actual or estimated subscribers, whichever is greater, to the total number of subscribers expected at the end of the Prematurity Period (the "Fraction"). During the Prematurity Period, depreciation and amortization of system assets is determined by multiplying the depreciation and amortization of the total capitalized system assets expected at the end of the Prematurity Period by the Fraction. At the end of the Prematurity Period, depreciation and amortization of system assets is based on the remaining undepreciated cost at that date.

Proportionate  combined  service  income  was  (UK  Pound)16.2  million  and (UK
Pound)10.5 million for the three months ended March 31, 1996 and 1995, respectively, representing an increase of (UK Pound)5.7 million or 54% from 1995 as compared to the same period in 1996. Substantially all of the revenue growth was due to increases in the number of cable communications and telephony subscribers, primarily as a result of additional homes passed. Approximately 49% and 51% of the Operating Companies' revenues for the three months ended March 31, 1996 and 1995, respectively, are derived from monthly subscription charges relating primarily to cable communications services and approximately 51% and 49% of their revenues for these periods are derived primarily from usage charges relating to telephony services.

Proportionate combined operating, selling, general and administrative expenses were (UK Pound)17.1 million and (UK Pound)12.4 million for the three months ended March 31, 1996 and 1995, respectively, representing an increase of (UK Pound)4.7 million or 38% from 1995 as compared to the same period in 1996. Substantially all of the increase was attributable to the continued development of Teesside's operations and increased business activity resulting from the growth in the number of subscribers and development of the Operating Companies' franchise areas.

Proportionate combined depreciation and amortization expense was (UK Pound)6.3 million and (UK Pound)3.9 million for the three months ended March 31, 1996 and 1995, respectively, representing an increase of (UK Pound)2.4 million or 62% from 1995 as compared to the same period in 1996. This increase was due to
certain  of  the  Operating   Companies'   discrete  build

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


areas ending their Prematurity Periods as set out under SFAS No. 51, as well as an increase in the percentage used to calculate depreciation expense as a result of increased number of subscribers in those discrete franchise areas remaining in their Prematurity Period.

Proportionate  combined  interest  expense  was (UK  Pound)4.3  million  and (UK
Pound)2.3 million for the three months ended March 31, 1996 and 1995, respectively, representing an increase of (UK Pound)2.0 million or 87% from 1995 as compared to the same period in 1996. The increase was primarily attributable to additional loans from shareholders and borrowings under credit facilities.

Proportionate combined interest income was (UK Pound)844,000 and (UK Pound)623,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of (UK Pound)221,000 or 35% from 1995 as compared to the same period in 1996. The increase was attributable to an increase in the average balance of cash, cash equivalents and restricted cash held by the Operating Companies during the three months ended March 31, 1996 as compared to the same period in 1995.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Neither the Company nor the Operating Companies are party to any material litigation.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          At a Special General Meeting of Shareholders on March 14, 1996, the shareholders approved the following proposals:

          1. To approve an agreement to acquire all of the outstanding shares not currently held by the Company of Cambridge Holding Company Limited.

               Class of Stock        For         Against    Abstain     No Vote
                  Class A         21,799,588      1,000      4,400     2,068,312
                  Class B        128,726,050

          2. To approve shareholder resolution that the maximum number of directors of the Company shall be twenty.

               Class of Stock        For         Against    Abstain
                  Class A         22,820,420    1,027,730   25,150
                  Class B        128,726,050

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K:

               1. The Company filed a Current Report on Form 8-K under Items 5 and 7 on January 22, 1996 relating to its agreement to exchange its Class A Common Shares and cash for Singapore Telecom International Pte. Limited's 50% interest in Cambridge Holding Company Limited, which included the Company's Unaudited Pro Forma Condensed Consolidated Financial Statements and the Unaudited Condensed

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


                    Consolidated Financial Statements of Cambridge Holding Company Limited, each as of and for the nine months ended September 30, 1995 and for the year ended December 31, 1994.

               2. The Company filed a Current Report on Form 8-K under Items 2 and 7 on March 22, 1996 relating to the completion of its acquisition of Singapore Telecom International Pte. Limited's 50% interest in Cambridge Holding Company Limited in exchange for the Company's Class A Common Shares and cash, which included the Company's Unaudited Pro Forma Condensed Consolidated Financial Statements as of and for the year ended December 31, 1995.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


                                    SIGNATURE

     Pursuant to the Requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMCAST UK CABLE PARTNERS LIMITED
                                            ------------------------------------






                                            /s/ LAWRENCE S. SMITH
                                            ------------------------------------

                                            Lawrence S. Smith
                                            Senior Vice President
                                            Accounting and Administration
                                            (Chief Accounting Officer)





Date: May 15, 1996