Form 10-Q
period 1996-06-30
COMCAST UK CABLE PARTNERS LTD
filed 1996-08-14
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1996
                                       OR

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

     (Address, including zip code, and       (Name, address, including zip code,
             telephone number,                      and telephone number,
           including area code,                      including area code,
of Registrant's principal executive offices)       of agent for service)

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  __X__                                      No _____

                           --------------------------

As of June 30, 1996, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of June 30, 1996 and December 31,
                    1995 (Unaudited).........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Six and Three Months Ended June 30,
                    1996 and 1995 (Unaudited)................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Six Months Ended June 30,
                    1996 and 1995 (Unaudited)................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).....................5 - 8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations..........................................9 - 14

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................14

          Item 4.   Submission of Matters to a Vote of
                    Security Holders...................................14 - 15

          Item 6.   Exhibits and Reports on Form 8-K........................15

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       June 30,          December 31,
                                                                        1996                 1995
                                                                   (UK Pound)000         (UK Pound)000
ASSETS

CURRENT ASSETS
    Cash and cash equivalents .................................   (UK Pound)130,370    (UK Pound)162,231
    Short-term investments, at cost which approximates
      fair value ..............................................              39,023               57,240
    Accounts receivable, less allowance for doubtful
      accounts of (UK Pound)976 and (UK Pound)40 ..............               1,101                   56
    Prepaid charges and other .................................               6,580                4,664
                                                                  -----------------    -----------------
       Total current assets ...................................             177,074              224,191
                                                                  -----------------    -----------------

INVESTMENTS IN AFFILIATES .....................................              73,982              127,858
                                                                  -----------------    -----------------

PROPERTY AND EQUIPMENT ........................................             191,427               47,750
    Accumulated depreciation ..................................              (5,488)              (1,271)
                                                                  -----------------    -----------------
    Property and equipment, net ...............................             185,939               46,479
                                                                  -----------------    -----------------

DEFERRED CHARGES ..............................................              60,574               23,162
    Accumulated amortization ..................................              (5,559)              (3,600)
                                                                  -----------------    -----------------
    Deferred charges, net .....................................              55,015               19,562
                                                                  -----------------    -----------------

FOREIGN EXCHANGE PUT OPTIONS AND OTHER, net ...................              12,398               13,799
                                                                  -----------------    -----------------
                                                                  (UK Pound)504,408    (UK Pound)431,889
                                                                  =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses .....................    (UK Pound)22,866     (UK Pound)12,174
    Current portion of long-term debt .........................                 629
    Foreign exchange call options .............................                  40                1,577
    Due to affiliates .........................................                 684                2,224
                                                                  -----------------    -----------------
       Total current liabilities ..............................              24,219               15,975
                                                                  -----------------    -----------------

LONG-TERM DEBT, less current portion ..........................             211,817              195,909
                                                                  -----------------    -----------------

FOREIGN EXCHANGE CALL OPTIONS AND OTHER .......................               2,101                2,184
                                                                  -----------------    -----------------

LONG-TERM DEBT, due to shareholder ............................               9,876                9,453
                                                                  -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Class A common shares,(UK Pound).01 par value - authorized,
       50,000,000 shares; issued, 37,231,997 and 28,372,334 ...                 372                  284
    Class B common shares,(UK Pound).01 par value - authorized,
       50,000,000 shares; issued, 12,872,605 ..................                 129                  129
    Additional capital ........................................             358,615              287,397
    Accumulated deficit .......................................            (102,721)             (79,442)
                                                                  -----------------    -----------------
         Total shareholders' equity ...........................             256,395              208,368
                                                                  -----------------    -----------------
                                                                  (UK Pound)504,408    (UK Pound)431,889
                                                                  =================    =================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                     Six Months Ended                        Three Months Ended
                                                         June 30,                                June 30,
                                                 1996               1995                 1996              1995
                                                           (in (UK Pound)000's, except per share data)
REVENUES
   Service income ......................   (UK Pound)11,176        (UK Pound)17     (UK Pound)9,229        (UK Pound)17
   Consulting fee income ...............                610                 636                 223                 301
                                         ------------------   -----------------  ------------------   -----------------
                                                     11,786                 653               9,452                 318
                                         ------------------   -----------------  ------------------   -----------------

COSTS AND EXPENSES
   Operating ...........................              4,405                   8               3,612                   8
   Selling, general and administrative .              9,605               2,850               6,394               1,866
   Management fees .....................              1,332               1,388                 726                 711
   Depreciation and amortization .......              6,337               1,127               4,848                 620
                                         ------------------   -----------------  ------------------   -----------------
                                                     21,679               5,373              15,580               3,205
                                         ------------------   -----------------  ------------------   -----------------

OPERATING LOSS .........................             (9,893)             (4,720)             (6,128)             (2,887)

INVESTMENT (INCOME) EXPENSE
   Interest expense ....................             11,645                 386               5,952                 198
   Investment income ...................             (7,602)             (5,235)             (2,882)             (2,616)
   Equity in net losses of affiliates ..              9,640              10,675               3,942               5,937
   Exchange (gains) losses and other ...               (297)                657              (1,848)                589
                                         ------------------   -----------------  ------------------   -----------------
                                                     13,386               6,483               5,164               4,108
                                         ------------------   -----------------  ------------------   -----------------

NET LOSS ...............................            (23,279)            (11,203)            (11,292)             (6,995)

ACCUMULATED DEFICIT
    Beginning of period ................            (79,442)            (50,480)            (91,429)            (54,688)
                                         ------------------   -----------------  ------------------   -----------------

    End of period ...................... ((UK Pound)102,721)  ((UK Pound)61,683) ((UK Pound)102,721)  ((UK Pound)61,683)
                                         ==================   =================  ==================   =================

NET LOSS PER SHARE .....................     ((UK Pound).50)     ((UK Pound).27)     ((UK Pound).22)     ((UK Pound).17)
                                         ==================   =================  ==================   =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD             46,308              41,245              50,105              41,245
                                         ==================   =================  ==================   =================


See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                              1996                      1995
                                                                         (UK Pound)000             (UK Pound)000
OPERATING ACTIVITIES
    Net loss ......................................................   ((UK Pound)23,279)   ((UK Pound)11,203)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
       Depreciation and amortization ..............................               6,337                1,127
       Amortization on foreign exchange contracts .................               1,356                 (261)
       Non-cash interest expense ..................................              11,506                  386
       Non-cash investment income .................................              (2,020)              (2,170)
       Exchange gains .............................................              (1,605)
       Equity in net losses of affiliates .........................               9,640               10,675
       Increase in foreign exchange contracts, net ................                  19                 (848)
       Loss on investment in affiliate ............................                                      605
                                                                      -----------------    -----------------
                                                                                  1,954               (1,689)

       Increase in accounts receivable and prepaid charges
          and other ...............................................                (392)              (1,265)
       (Decrease) increase in accounts payable and accrued expenses                 (31)               8,107
       Decrease in due to affiliates ..............................              (1,540)              (3,466)
                                                                      -----------------    -----------------

              Net cash (used in) provided by operating activities .                  (9)               1,687
                                                                      -----------------    -----------------


FINANCING ACTIVITIES
    Issuance of shares, net .......................................                                      (53)
    Proceeds from borrowings ......................................                 354
    Repayment of debt .............................................                (833)
                                                                      -----------------    -----------------

              Net cash used in financing activities ...............                (479)                 (53)
                                                                      -----------------    -----------------


INVESTING ACTIVITIES
    Acquisition, net of cash acquired .............................             (10,306)
    Sales of short-term investments, net ..........................              18,217                1,088
    Capital contributions and advances to affiliates ..............              (7,513)             (16,505)
    Additions to property and equipment ...........................             (31,541)             (18,026)
    Deferred charges and other ....................................                (230)                 (75)
                                                                      -----------------    -----------------

              Net cash used in investing activities ...............             (31,373)             (33,518)
                                                                      -----------------    -----------------


DECREASE IN CASH AND CASH EQUIVALENTS .............................             (31,861)             (31,884)

CASH AND CASH EQUIVALENTS, beginning of period ....................             162,231              100,117
                                                                      -----------------    -----------------


CASH AND CASH EQUIVALENTS, end of period ..........................   (UK Pound)130,370     (UK Pound)68,233
                                                                      =================     ================



See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Comcast UK Cable Partners Limited (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1996 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of operating results for the full year.

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

3.   SINGTEL TRANSACTION

     On March 19, 1996, the Company completed the acquisition (the "Singtel Transaction") of Singapore Telecom International Pte. Limited's ("Singapore Telecom") 50% interest in Cambridge Holding Company Limited ("Cambridge Cable"), pursuant to the terms of a Share Exchange Agreement executed by the parties in December 1995. In exchange for Singapore Telecom's 50% interest in Cambridge Cable and certain loans made to Cambridge Cable, with accrued interest thereon, the Company issued approximately 8.9 million of its Class A Common Shares and paid approximately(UK Pound)11.8 million to Singapore Telecom. The Company has accounted for the Singtel Transaction under the purchase method. As a result of the Singtel Transaction, the Company owns 100% of Cambridge Cable and has consolidated the financial position and results of operations of Cambridge Cable beginning on March 31, 1996.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

                                             Six Months Ended                Three Months Ended
                                                  June 30,                        June 30,
                                        1996                  1995                  1995
                                         (in (UK Pound)000's, except per share data)
        Revenues .........     (UK Pound)18,009       (UK Pound)9,923       (UK Pound)5,086

        Net loss .........              (25,004)              (15,069)               (9,138)

        Net loss per share                 (.50)                 (.30)                 (.18)

4.   INVESTMENTS IN AFFILIATES

     The Company has historically invested in three affiliates (the "Equity Investees," which term excludes Cambridge Cable as of March 31, 1996 - see
     Note 3): Birmingham Cable Corporation Limited ("Birmingham Cable"), Cable London PLC ("Cable London") and Cambridge Cable. The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of June 30, 1996, the Company's ownership interest in these affiliates is as follows:

           Birmingham Cable................................27.5%
           Cable London....................................49.0%
           Cambridge Cable (1)............................100.0%
      ---------------
     (1) Increased in March 1996 from 50.0% due to the acquisition of Singapore Telecom's interest (see Note 3).

     The Company also has a 16.7% interest in Cable Programme Partners-1 Limited Partnership ("CPP-1") which previously developed and distributed cable programming in the United Kingdom. During 1995, CPP-1 sold its only channel and is in the process of winding down its operations. As a result, the Company has recorded a one-time charge of(UK Pound)605,000, which is included in exchange (gains) losses and other in the Company's condensed consolidated statement of operations for the six and three months ended June 30, 1995, relating to the recoverability of the Company's investment in CPP-1. This one-time charge included a(UK Pound)560,000 reserve for the Company's proportionate share of CPP-1's future funding commitments. To date,(UK Pound)342,000 of these commitments have been funded by the Company.

     Included in investments in affiliates as of June 30, 1996 and December 31, 1995 are loans to Cable London of (UK Pound)21.0 million and accrued interest of(UK Pound)2.8 million and(UK Pound)1.9 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (7.75% effective rate as of June 30, 1996) and are subordinate to Cable London's revolving bank credit facility. These loans are convertible into ordinary shares of Cable London at a per share conversion price of(UK Pound)2.00. Also included in investments in affiliates  as of  December  31,  1995 are loans to  Cambridge  Cable of(UK
     Pound)47.4 million and accrued interest of(UK Pound)5.1 million. The Cambridge Cable loans and related accrued interest have been eliminated in consolidation subsequent to the Singtel Transaction (see Note 3).

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                          Birmingham            Cable            Cambridge
                                            Cable               London            Cable (1)           CPP-1             Combined
                                       (UK Pound)000        (UK Pound)000       (UK Pound)000     (UK Pound)000      (UK Pound)000
SIX MONTHS ENDED JUNE 30, 1996
Results of operations
    Service income ..............            25,230             18,644              6,401                              50,275
    Depreciation and amortization            (9,334)            (6,893)            (2,168)                            (18,395)
    Operating loss ..............            (5,545)            (6,897)            (2,133)                            (14,575)
    Net loss ....................            (9,161)           (10,029)            (4,419)                            (23,609)
    Company's equity in net loss             (2,516)            (4,914)            (2,210)                             (9,640)

THREE MONTHS ENDED JUNE 30, 1996
Results of operations
    Service income ..............            12,918              9,523                                                 22,441
    Depreciation and amortization            (4,780)            (3,564)                                                (8,344)
    Operating loss ..............            (2,751)            (3,748)                                                (6,499)
    Net loss ....................            (4,727)            (5,396)                                               (10,123)
    Company's equity in net loss             (1,298)            (2,644)                                                (3,942)

AS OF JUNE 30, 1996
Financial position
    Current assets ..............            82,058              7,495                                                 89,553
    Noncurrent assets ...........           250,695            141,032                                                391,727
    Current liabilities .........            29,273             58,156                                                 87,429
    Noncurrent liabilities ......           189,108             55,050                                                244,158

SIX MONTHS ENDED JUNE 30, 1995
Results of operations
    Service income ..............            18,315             14,195              9,546             1,088            43,144
    Depreciation and amortization            (6,731)            (4,740)            (3,289)              (34)          (14,794)
    Operating loss ..............            (5,955)            (5,863)            (5,822)           (4,619)          (22,259)
    Net loss ....................            (6,825)            (7,195)            (8,758)           (5,388)          (28,166)
    Company's equity in net loss             (1,875)            (3,523)            (4,379)             (898)          (10,675)

THREE MONTHS ENDED JUNE 30, 1995
Results of operations
    Service income ..............             9,316              7,278              4,929               487            22,010
    Depreciation and amortization            (3,604)            (2,507)            (1,737)              (21)           (7,869)
    Operating loss ..............            (3,249)            (3,170)            (3,287)           (2,279)          (11,985)
    Net loss ....................            (3,744)            (3,974)            (4,888)           (3,098)          (15,704)
    Company's equity in net loss             (1,029)            (1,948)            (2,444)             (516)           (5,937)
- -------

(1) As a result of the Singtel Transaction, the Company owns 100% of Cambridge Cable and has consolidated the financial position and results of operations of Cambridge Cable beginning on March 31, 1996 (see Note 3).

5.   LONG-TERM DEBT

     In November 1995, the Company received net proceeds of approximately $291.1 million ((UK Pound)186.9 million) from the sale of approximately $517.3 million principal amount at maturity of its 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") in a public offering. Interest accretes on the 2007 Discount

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

     As of June 30, 1996, long-term debt includes(UK Pound)4.9 million of Cambridge Cable's capitalized lease obligations, of which(UK Pound)610,000 is classified as current.

6.   RELATED PARTY TRANSACTIONS

     Comcast U.K. Consulting, Inc., a wholly owned subsidiary of the Company, earns consulting fee income under consulting agreements with the Equity Investees. The consulting fee income is generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas.

     The Company's right to receive certain consulting fee payments from Birmingham Cable and Cable London has been subordinated to the banks under their credit facilities. Accordingly, a portion of these fees have been classified as long-term receivables and are included in investments in affiliates in the Company's condensed consolidated balance sheet. In addition, the Company's shares in Cable London have been pledged to secure amounts outstanding under the Cable London credit facility.

     Management fee expense is incurred under agreements between the Company on the one hand, and Comcast Corporation ("Comcast"), the Company's controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. As of June 30, 1996 and December 31, 1995, due to affiliates consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     For the six and three months ended June 30, 1996 and 1995, investment income includes interest income of(UK Pound)2.0 million,(UK Pound)2.2 million,(UK Pound)415,000 and(UK Pound)1.2 million, respectively, relating to the loans to affiliates described in Note 4.

     Long-term debt due to shareholder consists of 9% Subordinated Notes payable to Comcast UK Holdings, Inc. which are due in 1999. For the six and three months ended June 30, 1996 and 1995, the Company recorded (UK
     Pound)423,000,(UK  Pound)386,000,(UK  Pound)216,000  and(UK  Pound)198,000,
     respectively, of interest expense relating to such notes.

     In management's opinion, the foregoing transactions were entered into on terms no more favorable than those with nonaffiliated parties.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast"), was incorporated in 1992 to develop, construct, manage and operate the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of June 30, 1996, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 49.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100.0% interest (see below), and the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100.0% interest. The Operating Companies hold exclusive cable television licenses and non-exclusive telecommunications licenses in ten franchise areas. Teesside commenced construction of a cable telecommunications network to serve its franchises in the third quarter of 1994 and added its initial cable and telephony subscribers in June 1995.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of June 30, 1996, the Operating Companies' systems passed more than 837,000 homes or approximately 52% of the homes in their franchise areas and served more than 215,000 cable subscribers, 221,000 residential telephony subscribers and 6,800 business telephony subscribers.

The Company accounts for its interests in Birmingham Cable and Cable London under the equity method. Through March 31, 1996, the Company also accounted for its interest in Cambridge Cable under the equity method (see below). Collectively, Birmingham Cable, Cable London and Cambridge Cable are referred to herein as the "Equity Investees" (which term excludes Cambridge Cable as of March 31, 1996).

General Developments of Business

Singtel Transaction

On  March  19,  1996,  the  Company  completed  the  acquisition  (the  "Singtel
Transaction") of Singapore Telecom International Pte. Limited's ("Singapore Telecom") 50% interest in Cambridge Cable, pursuant to the terms of a Share Exchange Agreement executed by the parties in December 1995. In exchange for Singapore Telecom's 50% interest in Cambridge Cable and certain loans made to Cambridge Cable, with accrued interest thereon, the Company issued approximately
8.9 million of its Class A Common Shares and paid approximately(UK Pound)11.8 million to Singapore Telecom. The Company has accounted for the Singtel Transaction under the purchase method. As a result of the Singtel Transaction, the Company now owns 100% of Cambridge Cable and has consolidated the financial position and results of operations of Cambridge Cable beginning on March 31, 1996.

Liquidity and Capital Resources

The Company

Historically, the Company has financed its cash requirements, including its investments in the Equity Investees, through capital contributions from its shareholders as well as proceeds from the Company's initial public offering of
15.0 million of its Class A Common Shares (net proceeds of $209.4 million or(UK Pound)132.6 million) in September 1994 and from the Company's offering of its $517.3 million principal amount at maturity 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") (net proceeds of $291.1 million or(UK Pound)186.9 million) in

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


November 1995. Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends. The Equity Investees have not paid any dividends to the Company and are not expected to pay any dividends in the foreseeable future.

Except for its working capital requirements, the Company's cash needs will depend on management's investment decisions. Investment considerations include
(i) whether further capital  contributions will be made to the Equity Investees,
(ii) whether the Operating Companies can obtain debt financing, (iii) whether the Operating Companies will be able to generate positive operating cash flow,
(iv) the timing of the build-out of the Operating Companies' systems, and (v) whether there may be future acquisitions and trades funded in cash or Company shares. There are no agreements or negotiations for specific material acquisitions currently pending.

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and advances to the Operating Companies in the aggregate of(UK Pound)45.8 million,(UK Pound)33.9 million,(UK Pound)23.7 million and(UK Pound)23.0 million during the six and three months ended June 30, 1996 and 1995, respectively. Although the Company is not contractually committed to make any additional capital contributions or advances to any of the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interest in the Equity Investees.

The Company estimates that the Operating Companies will require an aggregate of approximately(UK Pound)500 million to (UK Pound)600 million after June 30, 1996 to complete the build-out of their systems. Although the Company expects that its strategic and financial partners in the Equity Investees will provide their share of such funds, they are not contractually obligated to do so, and thus no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, the Equity Investees will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under existing or new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over the Equity Investees' debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its system could result in loss of its cable franchises and licenses.

The Company has entered into foreign exchange forward contracts and foreign exchange option contracts as a normal part of its risk management efforts.

During 1995, the Company entered into foreign exchange put option contracts which may be settled only on November 16, 2000. These put option contracts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of June 30, 1996, the Company has(UK Pound)250.0 million notional amount of foreign exchange put option contracts to purchase United States ("US") dollars at an exchange rate of $1.35 per(UK Pound)1.00 (the "Ratio"). Foreign exchange put option contracts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the put option contracts are offset against gains or losses realized on the underlying net liabilities. Premiums paid for such put option contracts of(UK Pound)13.9 million are included in foreign exchange put options and other in the Company's condensed consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


In order to reduce hedging costs, the Company has sold(UK Pound)250.0 million notional amount of foreign exchange call option contracts. These call option contracts may only be settled on their expiration dates. Of these call option contracts,(UK Pound)200.0 million notional amount settle on November 16, 1996 at an exchange rate of $1.70 per(UK Pound)1.00 and (UK Pound)50.0 million notional amount settle on November 16, 2000 at an exchange rate of $1.62 per(UK Pound)1.00. Changes in fair value between measurement dates relating to these call option contracts resulted in the recording of exchange (gains) losses of ((UK Pound)1.6 million) and(UK Pound)205,000 in the Company's condensed consolidated statement of operations for the six and three months ended June 30, 1996, respectively.

The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

The Company's ability to meet its long-term liquidity and capital requirements is contingent upon the Operating Companies' ability to obtain external financing and generate positive operating cash flow. The Company believes that the net proceeds from the sale of the 2007 Discount Debentures will be sufficient to fund the Company's expected capital contributions and advances to Birmingham Cable and Cable London and to fund development and construction costs for Cambridge Cable and Teesside through the end of 1997.

The Operating Companies

The following is a discussion of the liquidity and capital resources of each of the Operating Companies. Such financial information has not been adjusted for the Company's proportionate ownership percentages in the Operating Companies.

Birmingham Cable. Historically, Birmingham Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partners and cash from the issuance of its preference shares. Birmingham Cable estimates that approximately(UK Pound)34.0 million will be required between July 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional (UK Pound)50.0 million to(UK Pound)70.0 million is expected to be required to complete the build-out after 1996. The Company expects that the majority of such funds will be provided by cash from the issuance of its preference shares. Any additional funding may come from the Company or its strategic and financial partners, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cable London. Historically, Cable London's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partner and borrowings under its existing credit facility. Cable London estimates that approximately(UK Pound)32.0 million will be required between July 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional(UK Pound)90.0 million to(UK Pound)110.0 million is expected to be required to complete the build-out after 1996. The Company expects that a portion of such funds will be provided by borrowings under Cable London's existing credit facility. Any additional funding may come from the Company or its strategic and financial partner, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cambridge Cable. Historically, Cambridge Cable's primary source of funding has been capital contributions and loans from the Company and Singapore Telecom. The Company estimates that approximately(UK Pound)21.0 million will be required between July 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional(UK Pound)150.0 million to(UK Pound)180.0 million is expected to be required to complete the build-out after 1996. The Company expects that a portion of such funds will be provided by the Company,

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


borrowings under credit facilities, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Teesside. Historically, Teesside's primary source of funding has been capital contributions from the Company. The Company estimates that approximately(UK Pound)29.0 million will be required between July 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional(UK Pound)100.0 million to(UK Pound)120.0 million is expected to be required to complete the build-out after 1996. The Company expects that a portion of such funds will be provided by the Company, borrowings under credit facilities, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Results of Operations

The Company

The Company recognized net losses of(UK Pound)23.3 million,(UK Pound)11.2 million,(UK Pound)11.3 million and(UK Pound)7.0 million for the six and three months ended June 30, 1996 and 1995, respectively, representing increases of(UK Pound)12.1 million or 108% and(UK Pound)4.3 million or 61% from 1995 as compared to the same periods in 1996. The Company's losses are due to the Company recognizing its proportionate share of the Equity Investees' net losses, the effects of the continuing construction of Teesside's cable/telephony network and the consolidation of Cambridge Cable's results of operations beginning on March 31, 1996.

Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense for the six and three months ended June 30, 1996, as compared to the same periods in 1995, are attributable to the effects of the continuing construction of Teesside's cable/telephony network and the consolidation of the results of operations of Cambridge Cable beginning on March 31, 1996. Cambridge Cable's service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense were(UK Pound)6.8 million,(UK Pound)2.7 million,(UK Pound)3.8 million and(UK Pound)3.1 million, respectively, for the three months ended June 30, 1996.

Comcast U.K. Consulting, Inc., a wholly owned subsidiary of the Company, earns consulting fee income under consulting agreements with the Equity Investees. The consulting fee income is generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas.

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

Interest expense for the six and three months ended June 30, 1996 and 1995 was(UK Pound)11.6 million,(UK Pound)386,000,(UK Pound)6.0 million and(UK Pound)198,000, respectively, representing increases of(UK Pound)11.2 million and(UK Pound)5.8 million from 1995 as compared to the same periods in 1996. The increases are primarily attributable to interest expense on the 2007 Discount Debentures incurred during 1996.

Investment income for the six and three months ended June 30, 1996 and 1995 was(UK Pound)7.6 million,(UK Pound)5.2 million,(UK Pound)2.9 million and(UK Pound)2.6 million, respectively, representing increases of(UK Pound)2.4 million or 46% and(UK Pound)300,000 or 12% from 1995 as compared to the same periods in 1996. The increases are primarily attributable to the increase in the average balance of cash, cash equivalents and short-term investments held by the Company during 1996 over the same periods in 1995, primarily as a result of the proceeds from the offering of the 2007 Discount Debentures in November 1995.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


Equity in net losses of affiliates for the six and three months ended June 30, 1996 and 1995 was(UK Pound)9.6 million,(UK Pound)10.7 million,(UK Pound)3.9 million and(UK Pound)5.9 million, respectively, representing decreases of(UK Pound)1.1 million or 10% and(UK Pound)2.0 million or 34% from 1995 as compared to the same periods in 1996. The decreases are attributable to the consolidation of the results of operations of Cambridge Cable beginning on March 31, 1996, partially offset by the effects of increases in the net losses of Birmingham Cable and Cable London.

Exchange (gains) losses and other for the six and three months ended June 30, 1996 and 1995 was ((UK Pound)297,000), (UK Pound)657,000, ((UK Pound)1.8
million) and(UK Pound)589,000, respectively, representing changes of(UK Pound)954,000 and(UK Pound)2.4 million from 1995 as compared to the same periods in 1996. These changes primarily result from the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and on the Company's foreign exchange call option contracts. In addition, exchange (gains) losses and other for the six and three months ended June 30, 1995 includes a one-time charge of(UK Pound)605,000 relating to the recoverability of the Company's investment in Cable Programme Partners-1 Limited Partnership.

The Operating Companies

Due to the similar nature of their operations, the following discussion with respect to the Operating Companies' results of operations for the six and three months ended June 30, 1996 and 1995 is based on their proportionate combined results of operations. Such proportionate combined results of operations have been derived from the financial statements of the Company and the Equity Investees, after giving effect to the Company's ownership interests in each of the Operating Companies as of June 30, 1996. The Company believes that presentation of proportionate combined financial data, although not in accordance with generally accepted accounting principles, facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable, Cable London and Cambridge Cable (through March 31, 1996) under the equity method. The results of operations of Teesside and Cambridge Cable (subsequent to March 31, 1996) are consolidated with those of the Company.

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

Proportionate combined service income was(UK Pound)33.6 million,(UK Pound)21.6 million,(UK Pound)17.4 million and(UK Pound)11.1 million for the six and three months ended June 30, 1996 and 1995, respectively, representing increases of(UK Pound)12.0 million or 56% and(UK Pound)6.3 million or 57% from 1995 as compared to the same periods in 1996. Substantially all of the revenue growth was due to increases in the number of cable communications and telephony subscribers, primarily as a result of additional homes passed. Approximately one-half of the Operating Companies' service income for the six and three months ended June 30, 1996 and 1995 is derived from monthly subscription charges relating primarily to cable communications services and approximately one-half of their service income for these periods is derived primarily from usage charges relating to telephony services.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


Proportionate combined operating, selling, general and administrative expenses were(UK Pound)34.9 million,(UK Pound)27.0 million, (UK Pound)17.8 million, and(UK Pound)14.6 million for the six and three months ended June 30, 1996 and 1995, respectively, representing increases of(UK Pound)7.9 million or 29% and(UK Pound)3.2 million or 22% from 1995 as compared to the same periods in 1996. Substantially all of the increases were attributable to the continued development of Teesside's operations and increased business activity resulting from the growth in the number of subscribers and development of the Operating Companies' franchise areas.

Proportionate combined depreciation and amortization expense was(UK Pound)13.9 million,(UK Pound)8.3 million,(UK Pound)7.6 million and(UK Pound)4.4 million for the six and three months ended June 30, 1996 and 1995, respectively, representing increases of(UK Pound)5.6 million or 67% and(UK Pound)3.2 million or 73% from 1995 as compared to the same periods in 1996. These increases were due to certain of the Operating Companies' discrete build areas ending their Prematurity Periods as set out under SFAS No. 51, as well as an increase in the percentage used to calculate depreciation expense as a result of an increased number of subscribers in those discrete franchise areas remaining in their Prematurity Period.

Proportionate combined interest expense was(UK Pound)8.6 million,(UK Pound)5.5 million,(UK Pound)4.3 million and(UK Pound)3.2 million for the six and three months ended June 30, 1996 and 1995, respectively, representing increases of(UK Pound)3.1 million or 56% and(UK Pound)1.1 million or 34% from 1995 as compared to the same periods in 1996. The increases were primarily attributable to additional loans from shareholders and borrowings under credit facilities.

Proportionate combined investment income was(UK Pound)1.6 million,(UK Pound)1.7 million,(UK Pound)756,000 and(UK Pound)1.1 million for the six and three months ended June 30, 1996 and 1995, respectively, representing decreases of(UK Pound)100,000 or 6% and(UK Pound)344,000 or 31% from 1995 as compared to the same periods in 1996. The decreases were attributable to a decrease in the average balance of cash, cash equivalents and restricted cash held by the Operating Companies during the six and three months ended June 30, 1996 as compared to the same periods in 1995.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Neither the Company nor the Operating Companies are party to any material litigation.

ITEM 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting on June 20, 1996, the shareholders approved the following proposals:

     1. To elect eleven directors to serve for the ensuing year and until their respective successors shall have been duly elected and qualified.

              Director                Class of Stock                      For                  Withheld
         Ralph J. Roberts                 Class A                      31,717,687               108,825
                                          Class B                     128,726,050

         Julian A. Brodsky                Class A                      31,718,687               107,825
                                          Class B                     128,726,050

         Brian L. Roberts                 Class A                      31,718,687               107,825
                                          Class B                     128,726,050

         John R. Alchin                   Class A                      31,718,687               107,825
                                          Class B                     128,726,050

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996



              Director                Class of Stock                      For                  Withheld
         Robert B. Clasen                 Class A                      31,718,687               107,825
                                          Class B                     128,726,050

         Lawrence S. Smith                Class A                      31,718,687               107,825
                                          Class B                     128,726,050

         Jonathan Perry                   Class A                      31,781,487                45,025
                                          Class B                     128,726,050

         Barry D. Romeril                 Class A                      31,781,487                45,025
                                          Class B                     128,726,050

         Howard H. Newman                 Class A                      31,784,887                41,625
                                          Class B                     128,726,050

         Jeffrey A. Harris                Class A                      31,781,487                45,025
                                          Class B                     128,726,050

         H. Brian Thompson                Class A                      31,781,487                45,025
                                          Class B                     128,726,050

2. To appoint Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year.

         Class of Stock            For              Against         Abstain
           Class A              31,813,608           1,403          11,501
           Class B             128,726,050

3. To receive and adopt financial statements of the Company and the auditors' report thereon for the 1995 fiscal year.

         Class of Stock            For              Against          Abstain
           Class A              31,810,732           4,079           11,701
           Class B             128,726,050

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               27.1 Financial Data Schedule.

               27.2 Restated Financial Data Schedule.

          (b)  Reports on Form 8-K - none.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


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





Date:  August 14, 1996