Form 10-Q
period 1996-09-30
COMCAST UK CABLE PARTNERS LTD
filed 1996-11-13
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 1996
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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
    (Address, including zip code, and        (Name, address, including zip code,
   telephone number, including area code,      and telephone number, including
of Registrant's principal executive offices)   area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  [X]                                           No [ ]

As of September 30, 1996, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of September 30, 1996 and December 31,
                    1995 (Unaudited).........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Nine and Three Months Ended September 30,
                    1996 and 1995 (Unaudited)................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Nine Months Ended September 30,
                    1996 and 1995 (Unaudited)................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).....................5 - 8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations..........................................9 - 14

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................15

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                              September 30,         December 31,
                                                                                  1996                  1995
                                                                              (UK Pound)000         (UK Pound)000
ASSETS
CURRENT ASSETS
    Cash and cash equivalents ............................................. (UK Pound)109,871  (UK Pound)162,231
    Short-term investments, at cost which approximates fair value .........            39,023             57,240
    Accounts receivable, less allowance for doubtful accounts
      of (UK Pound)1,531 and (UK Pound)40 .................................             2,262                135
    Prepaid charges and other .............................................             4,857              4,585
                                                                            -----------------  -----------------
       Total current assets ...............................................           156,013            224,191
                                                                            -----------------  -----------------

INVESTMENTS IN AFFILIATES .................................................            72,018            127,858
                                                                            -----------------  -----------------

PROPERTY AND EQUIPMENT ....................................................           210,942             47,750
    Accumulated depreciation ..............................................            (9,078)            (1,271)
                                                                            -----------------  -----------------
    Property and equipment, net ...........................................           201,864             46,479
                                                                            -----------------  -----------------

DEFERRED CHARGES ..........................................................            60,617             23,162
    Accumulated amortization ..............................................            (6,968)            (3,600)
                                                                            -----------------  -----------------
    Deferred charges, net .................................................            53,649             19,562
                                                                            -----------------  -----------------

FOREIGN EXCHANGE PUT OPTIONS AND OTHER, net ...............................            11,700             13,799
                                                                            -----------------  -----------------
                                                                            (UK Pound)495,244  (UK Pound)431,889
                                                                            =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses .................................  (UK Pound)23,849   (UK Pound)12,174
    Current portion of long-term debt .....................................             1,191
    Foreign exchange call options .........................................                                1,577
    Due to affiliates .....................................................               929              2,224
                                                                            -----------------  -----------------
       Total current liabilities ..........................................            25,969             15,975
                                                                            -----------------  -----------------

LONG-TERM DEBT, less current portion ......................................           214,933            195,909
                                                                            -----------------  -----------------

FOREIGN EXCHANGE CALL OPTIONS AND OTHER ...................................             2,491              2,184
                                                                            -----------------  -----------------

LONG-TERM DEBT, due to shareholder ........................................            10,094              9,453
                                                                            -----------------  -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Class A common shares, (UK Pound).01 par value - authorized,
       50,000,000 shares; issued, 37,231,997 and 28,372,334 ...............               372                284
    Class B common shares, (UK Pound).01 par value - authorized,
       50,000,000 shares; issued, 12,872,605 ..............................               129                129
    Additional capital ....................................................           358,548            287,397
    Accumulated deficit ...................................................          (117,292)           (79,442)
                                                                            -----------------  -----------------
         Total shareholders' equity .......................................           241,757            208,368
                                                                            -----------------  -----------------
                                                                            (UK Pound)495,244  (UK Pound)431,889
                                                                            =================  =================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                       Nine Months Ended                          Three Months Ended
                                                         September 30,                               September 30,
                                                   1996                1995                  1996                  1995
                                                          (in  (UK Pound)000's, except per share data)
REVENUES
   Service income ......................    (UK Pound)21,042        (UK Pound)371      (UK Pound)9,866        (UK Pound)354
   Consulting fee income ...............                 834                  949                  224                  313
                                            ----------------        -------------      ---------------        -------------
                                                      21,876                1,320               10,090                  667
                                            ----------------        -------------      ---------------        -------------

COSTS AND EXPENSES
   Operating ...........................               8,303                  161                3,898                  153
   Selling, general and administrative .              17,340                5,303                7,735                2,453
   Management fees .....................               2,144                2,248                  812                  860
   Depreciation and amortization .......              11,380                1,906                5,043                  779
                                            ----------------        -------------      ---------------        -------------

                                                      39,167                9,618               17,488                4,245
                                            ----------------        -------------      ---------------        -------------

OPERATING LOSS .........................             (17,291)              (8,298)              (7,398)              (3,578)

INVESTMENT (INCOME) EXPENSE
   Interest expense ....................              17,674                  581                6,029                  195
   Investment income ...................             (10,208)              (7,774)              (2,606)              (2,539)
   Equity in net losses of affiliates ..              13,806               17,246                4,166                6,571
   Exchange (gains) losses and other ...                (713)                 594                 (416)                 (63)
                                            ----------------        -------------      ---------------        -------------
                                                      20,559               10,647                7,173                4,164
                                            ----------------        -------------      ---------------        -------------

NET LOSS ...............................             (37,850)             (18,945)             (14,571)              (7,742)

ACCUMULATED DEFICIT
    Beginning of period ................             (79,442)             (50,480)            (102,721)             (61,683)
                                            ----------------        -------------      ---------------        -------------

    End of period ......................  ((UK Pound)117,292)   ((UK Pound)69,425)  ((UK Pound)117,292)   ((UK Pound)69,425)
                                          ==================    =================   ==================    =================

NET LOSS PER SHARE .....................      ((UK Pound).80)      ((UK Pound).46)      ((UK Pound).30)      ((UK Pound).19)
                                          ==================    =================   ==================    =================


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD              47,583               41,245               50,105               41,245
                                          ==================    =================   ==================    =================


See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                              1996                     1995
                                                                           (UK Pound)000         (UK Pound)000
OPERATING ACTIVITIES
    Net loss ........................................................   ((UK Pound)37,850)   ((UK Pound)18,945)
    Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization ................................              11,380                1,906
       Amortization on foreign exchange contracts ...................               2,054                 (359)
       Non-cash interest expense ....................................              17,416                  581
       Non-cash investment income ...................................              (2,429)              (3,535)
       Exchange gains ...............................................              (2,998)
       Equity in net losses of affiliates ...........................              13,806               17,246
       Increase in foreign exchange contracts, net ..................                  19                 (431)
       Loss on investment in affiliate ..............................                                      605
                                                                        -----------------    -----------------
                                                                                    1,398               (2,932)

       Decrease (increase) in accounts receivable and prepaid charges
          and other .................................................                  25                 (525)
       Increase in accounts payable and accrued expenses ............                 952               12,205
       Decrease in due to affiliates ................................              (1,295)              (3,203)
                                                                        -----------------    -----------------

              Net cash provided by operating activities .............               1,080                5,545
                                                                        -----------------    -----------------

FINANCING ACTIVITIES
    Issuance of shares, net .........................................                                      (53)
    Proceeds from borrowings ........................................                 354
    Repayment of debt ...............................................              (1,104)
                                                                        -----------------    -----------------

              Net cash used in financing activities .................                (750)                 (53)
                                                                        -----------------    -----------------

INVESTING ACTIVITIES
    Acquisition, net of cash acquired ...............................             (10,373)
    Sales of short-term investments, net ............................              18,217                1,639
    Capital contributions and advances to affiliates ................              (9,164)             (22,286)
    Additions to property and equipment .............................             (51,096)             (32,607)
    Deferred charges and other ......................................                (274)                 (91)
                                                                        -----------------    -----------------

              Net cash used in investing activities .................             (52,690)             (53,345)
                                                                        -----------------    -----------------

DECREASE IN CASH AND CASH EQUIVALENTS ...............................             (52,360)             (47,853)

CASH AND CASH EQUIVALENTS, beginning of period ......................             162,231              100,117
                                                                        -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of period ............................   (UK Pound)109,871     (UK Pound)52,264
                                                                        =================    =================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Comcast UK Cable Partners Limited (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1996 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of operating results for the full year.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

                                                                                      Three Months
                                                    Nine Months Ended                     Ended
                                                       September 30,                  September 30,
                                               1996                   1995                 1995
                                              (in  (UK Pound)000's, except per share data)

          Revenues ...................  (UK Pound)28,099      (UK Pound)15,564       (UK Pound)5,641

          Net loss ...................           (39,575)              (25,370)              (10,301)

          Net loss per share..........              (.79)                 (.51)                 (.21)

4.   INVESTMENTS IN AFFILIATES

     The Company has historically invested in three affiliates (the "Equity Investees," which term excludes Cambridge Cable as of March 31, 1996 - see
     Note 3): Birmingham Cable Corporation Limited ("Birmingham Cable"), Cable London PLC ("Cable London") and Cambridge Cable. The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of September 30, 1996, the Company's ownership interest in these affiliates is as follows:

          Birmingham Cable...................      27.5%
          Cable London (1)...................      50.0%
          Cambridge Cable (2)................     100.0%
     ---------------
     (1) Increased in September 1996 from 49.0% due to the buyout of certain minority shareholders.
     (2) Increased in March 1996 from 50.0% due to the acquisition of Singapore Telecom's interest (see Note 3).

     The Company also has a 16.7% interest in Cable Programme Partners-1 Limited Partnership ("CPP-1") which previously developed and distributed cable programming in the United Kingdom. During 1995, CPP-1 sold its only channel and is in the process of winding down its operations. As a result, the Company recorded a one-time charge of (UK Pound)605,000, which is included in exchange (gains) losses and other in the Company's condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1995, relating to the recoverability of the Company's investment in CPP-1. This one-time charge included a (UK Pound)560,000 reserve for the Company's proportionate share of CPP-1's future funding commitments. To date, (UK Pound)342,000 of these commitments have been funded by the Company.

     Included in investments in affiliates as of September 30, 1996 and December 31, 1995 are loans to Cable London of (UK Pound)21.0 million and accrued interest of (UK Pound)3.2 million and (UK Pound)1.9 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (7.75% effective rate as of September 30, 1996) and are subordinate to Cable London's revolving bank credit facility. These loans are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of December 31, 1995 are loans to Cambridge Cable of (UK Pound)47.4 million and accrued interest of (UK Pound)5.1 million. The Cambridge Cable loans and related accrued interest have been eliminated in consolidation subsequent to the Singtel Transaction (see Note 3).

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                        Birmingham          Cable           Cambridge
                                                          Cable             London          Cable (1)       CPP-1 (2)    Combined
                                                      (UK Pound)000     (UK Pound)000    (UK Pound)000   (UK Pound)000 (UK Pound)000
NINE MONTHS ENDED SEPTEMBER 30, 1996
Results of operations
 Service income................................... (UK Pound)38,708  (UK Pound)28,812   (UK Pound)6,401            (UK Pound)73,921
 Depreciation and amortization....................          (14,127)          (10,721)           (2,168)                    (27,016)
 Operating loss...................................           (8,281)          (10,615)           (2,133)                    (21,029)
 Net loss.........................................          (14,282)          (15,647)           (4,419)                    (34,348)
 Company's equity in net loss.....................           (3,922)           (7,674)           (2,210)                    (13,806)

THREE MONTHS ENDED SEPTEMBER 30, 1996
Results of operations
 Service income...................................           13,478            10,168                                        23,646
 Depreciation and amortization....................           (4,793)           (3,828)                                       (8,621)
 Operating loss...................................           (2,736)           (3,718)                                       (6,454)
 Net loss.........................................           (5,121)           (5,618)                                      (10,739)
 Company's equity in net loss.....................           (1,406)           (2,760)                                       (4,166)

AS OF SEPTEMBER 30, 1996
Financial position
 Current assets...................................           72,372             7,316                                        79,688
 Noncurrent assets................................          253,386           149,111                                       402,497
 Current liabilities..............................           27,625            69,761                                        97,386
 Noncurrent liabilities...........................          188,882            56,963                                       245,845

NINE MONTHS ENDED SEPTEMBER 30, 1995
Results of operations
 Service income...................................           28,033            21,956            14,647     1,088            65,724
 Depreciation and amortization....................          (10,508)           (7,507)           (5,163)      (34)          (23,212)
 Operating loss...................................           (9,215)           (9,413)           (9,780)   (4,619)          (33,027)
 Net loss.........................................          (11,331)          (11,889)          (14,827)   (5,388)          (43,435)
 Company's equity in net loss.....................           (3,113)           (5,822)           (7,413)     (898)          (17,246)

THREE MONTHS ENDED SEPTEMBER 30, 1995
Results of operations
 Service income...................................            9,718             7,761             5,101                      22,580
 Depreciation and amortization....................           (3,777)           (2,767)           (1,874)                     (8,418)
 Operating loss...................................           (3,260)           (3,550)           (3,958)                    (10,768)
 Net loss.........................................           (4,506)           (4,694)           (6,069)                    (15,269)
 Company's equity in net loss.....................           (1,238)           (2,299)           (3,034)                     (6,571)

---------------
(1) As a result of the Singtel Transaction, the Company owns 100% of Cambridge Cable and has consolidated the financial position and results of operations of Cambridge Cable beginning on March 31, 1996 (see Note 3). 1996 results of operations information for Cambridge Cable is for the three months ended March 31, 1996.
(2) 1995 results of operations information for CPP-1 is for the six months ended June 30, 1995.

5.   LONG-TERM DEBT

     In November 1995, the Company received net proceeds of approximately $291.1 million ((UK Pound)186.9 million) from the sale of approximately $517.3 million principal amount at maturity of its 11.20% Senior Discount Debentures

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

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

     As of September 30, 1996, long-term debt includes (UK Pound)4.7 million of Cambridge Cable's capitalized lease obligations, of which (UK Pound)1.2 million is classified as current.

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

     Management fee expense is incurred under agreements between the Company on the one hand, and Comcast Corporation ("Comcast"), the Company's controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. As of September 30, 1996 and December 31, 1995, due to affiliates consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     For the nine and three months ended September 30, 1996 and 1995, investment income includes (UK Pound)2.4 million, (UK Pound)3.5 million, (UK Pound)409,000 and (UK Pound)1.3 million, respectively, relating to the loans to Cambridge Cable and Cable London described in Note 4.

     Long-term debt due to shareholder consists of 9% Subordinated Notes payable to Comcast UK Holdings, Inc. which are due in 1999. For the nine and three months ended September 30, 1996 and 1995, the Company recorded (UK Pound)641,000, (UK Pound)581,000, (UK Pound)218,000 and (UK Pound)195,000,
     respectively, of interest expense relating to such notes.

     In management's opinion, the foregoing transactions were entered into on terms no more favorable than those with nonaffiliated parties.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast"), was incorporated in 1992 to develop, construct, manage and operate the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of September 30, 1996, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100.0% interest (see below), and the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100.0% interest. The Operating Companies hold exclusive cable television licenses and non-exclusive telecommunications licenses in ten franchise areas.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of September 30, 1996, the Operating Companies' systems passed more than 902,000 homes or approximately 56% of the homes in their franchise areas and served more than 228,000 cable subscribers, 239,000 residential telephony subscribers and 7,600 business telephony subscribers.

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

Liquidity and Capital Resources

The Company

Historically, the Company has financed its cash requirements, including its investments in the Equity Investees, through capital contributions from its shareholders as well as proceeds from the Company's initial public offering of
15.0 million of its Class A Common Shares (net proceeds of $209.4 million or (UK Pound)132.6 million) in September 1994 and from the Company's offering of its $517.3 million principal amount at maturity 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") (net proceeds of $291.1 million or (UK Pound)186.9 million) in November 1995. Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends. The Equity Investees have not paid any dividends to the Company and are not expected to pay any dividends in the foreseeable future.

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

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and advances to the Operating Companies in the aggregate of (UK Pound)67.0 million, (UK Pound)51.9 million, (UK Pound)21.2 million and (UK Pound)18.0 million during the nine and three months ended September 30, 1996 and 1995, respectively. Although the Company is not contractually committed to make any additional capital contributions or advances to any of the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interest in the Equity Investees.

The Company estimates that the Operating Companies will require an aggregate of approximately (UK Pound)430 million to (UK Pound)530 million after September 30, 1996 to complete the build-out of their systems. Although the Company expects that its strategic and financial partners in the Equity Investees will provide their share of such funds, they are not contractually obligated to do so, and thus no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, the Equity Investees will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under existing or new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over the Equity Investees' debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its system could result in loss of its cable franchises and licenses.

The Company has entered into foreign exchange forward contracts and foreign exchange option contracts as a normal part of its risk management efforts.

During 1995, the Company entered into foreign exchange put option contracts which may be settled only on November 16, 2000. These put option contracts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of September 30, 1996, the Company has (UK Pound)250.0 million notional amount of foreign exchange put option contracts to purchase United States ("US") dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). Foreign exchange put option contracts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the put option contracts are offset against gains or losses realized on the underlying net liabilities. Premiums paid for such put option contracts of (UK Pound)13.9 million are included in foreign exchange put options and other in the Company's condensed consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years.

In order to reduce hedging costs, the Company has sold (UK Pound)250.0 million notional amount of foreign exchange call option contracts. These call option contracts may only be settled on their expiration dates. Of these call option contracts, (UK Pound)200.0 million notional amount settle on November 16, 1996 at an exchange rate of $1.70 per (UK Pound)1.00 and

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



(UK Pound)50.0 million notional amount settle on November 16, 2000 at an exchange rate of $1.62 per (UK Pound)1.00. Changes in fair value between measurement dates relating to these call option contracts resulted in the recording of exchange (gains) losses of ((UK Pound)1.2 million) and (UK Pound)351,000 in the Company's condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1996, respectively.

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

Birmingham Cable. Historically, Birmingham Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partners and cash from the issuance of its preference shares. Birmingham Cable estimates that approximately (UK Pound)13.0 million will be required between October 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional (UK Pound)50.0 million to (UK Pound)70.0 million is expected to be required to complete the build-out after 1996. The Company expects that the majority of such funds will be provided by cash from the issuance of its preference shares, however, the future availability of this cash is subject to Birmingham Cable's ability to continue to meet certain restrictive covenants. Any additional funding may come from the Company or its strategic and financial partners, borrowings under new credit facilities, refinancings of existing credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cable London. Historically, Cable London's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partner and borrowings under its existing credit facility. Cable
London estimates that approximately (UK Pound)14.0 million will be required between October 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional (UK Pound)90.0 million to (UK Pound)110.0 million is expected to be required to complete the build-out after 1996. The Company expects that a portion of such funds will be provided by borrowings under Cable London's existing credit facility. Any additional funding may come from the Company or its strategic and financial partner, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cambridge Cable. Historically, Cambridge Cable's primary source of funding has been capital contributions and loans from the Company and Singapore Telecom. The Company estimates that approximately (UK Pound)10.0 million will be required between October 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional (UK Pound)150.0 million to (UK Pound)180.0 million is expected to be required to complete the build-out after 1996. The Company expects that such funds will be provided by the Company, borrowings under new credit facilities, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


Teesside. Historically, Teesside's primary source of funding has been capital contributions from the Company. The Company estimates that approximately (UK Pound)14.0 million will be required between October 1, 1996 and December 31, 1996 to continue development and construction of its cable/telephony network. An additional (UK Pound)100.0 million to (UK Pound)120.0 million is expected to be required to complete the build-out after 1996. The Company expects that such funds will be provided by the Company, borrowings under new credit facilities, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Statement of Cash Flows

Cash and cash equivalents decreased (UK Pound)52.4 million as of September 30, 1996 from December 31, 1995 and decreased (UK Pound)47.9 million as of September 30, 1995 from December 31, 1994. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities.

Net cash provided by operating activities amounted to (UK Pound)1.1 million and (UK Pound)5.5 million for the nine months ended September 30, 1996 and 1995, respectively. The decrease of (UK Pound)4.4 million is primarily due to changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities was (UK Pound)52.7 million and (UK Pound)53.3 million for the nine months ended September 30, 1996 and 1995, respectively. During the nine months ended September 30, 1996, net cash used in investing activities includes additions to property and equipment of (UK Pound)51.1 million, cash paid in the Singtel Transaction, net of cash acquired, of (UK Pound)10.4 million and capital contributions and advances to affiliates of (UK Pound)9.2 million, offset by proceeds from the sales of short-term investments of (UK Pound)18.2 million. During the nine months ended September 30, 1995, net cash used in investing activities includes additions to property and equipment of (UK Pound)32.6 million and capital contributions and advances to affiliates of (UK Pound)22.3 million.

Results of Operations

The Company

The Company recognized net losses of (UK Pound)37.9 million, (UK Pound)18.9 million, (UK Pound)14.6 million and (UK Pound)7.7 million for the nine and three months ended September 30, 1996 and 1995, respectively, representing increases of (UK Pound)19.0 million or 101% and (UK Pound)6.9 million or 90% from 1995 as compared to the same periods in 1996. The increases in the Company's losses are due to interest expense on the 2007 Discount Debentures, the effects of the continuing construction of Teesside's cable/telephony network and the effects of the Singtel Transaction.

Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense for the nine and three months ended September 30, 1996, as compared to the same periods in 1995, are attributable to the effects of the continuing construction of Teesside's cable/telephony network and the consolidation of the results of operations of Cambridge Cable beginning on March 31, 1996. Cambridge Cable's service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense were (UK Pound)13.8 million, (UK Pound)5.5 million, (UK Pound)8.7 million and (UK Pound)6.2 million, respectively, for the six months ended September 30, 1996, and (UK Pound)7.0 million, (UK Pound)2.8 million, (UK Pound)4.9 million and (UK Pound)3.1 million, respectively, for the three months ended September 30, 1996.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services.

Interest expense for the nine and three months ended September 30, 1996 and 1995 was (UK Pound)17.7 million, (UK Pound)581,000, (UK Pound)6.0 million and (UK Pound)195,000, respectively, representing increases of (UK Pound)17.1 million and (UK Pound)5.8 million from 1995 as compared to the same periods in 1996. The increases are primarily attributable to interest expense on the 2007 Discount Debentures incurred during 1996.

Investment income for the nine and three months ended September 30, 1996 and 1995 was (UK Pound)10.2 million, (UK Pound)7.8 million, (UK Pound)2.6 million and (UK Pound)2.5 million, respectively, representing increases of (UK Pound)2.4 million or 31% and (UK Pound)100,000 or 4% from 1995 as compared to the same periods in 1996. The increases are primarily attributable to the increase in the average balance of cash, cash equivalents and short-term investments held by the Company during 1996 over the same periods in 1995, primarily as a result of the proceeds from the offering of the 2007 Discount Debentures in November 1995.

Equity in net losses of affiliates for the nine and three months ended September 30, 1996 and 1995 was (UK Pound)13.8 million, (UK Pound)17.2 million, (UK Pound)4.2 million and (UK Pound)6.6 million, respectively, representing decreases of (UK Pound)3.4 million or 20% and (UK Pound)2.4 million or 36% from 1995 as compared to the same periods in 1996. The decreases are attributable to the consolidation of the results of operations of Cambridge Cable beginning on March 31, 1996, partially offset by the effects of increases in the net losses of Birmingham Cable and Cable London.

Exchange (gains) losses and other for the nine and three months ended September 30, 1996 and 1995 were ((UK Pound)713,000), (UK Pound)594,000, ((UK
Pound)416,000) and ((UK Pound)63,000), respectively, representing changes of (UK Pound)1.3 million and (UK Pound)353,000 from 1995 as compared to the same periods in 1996. These changes primarily result from the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and on the Company's foreign exchange call option contracts. The Company's results of operations will continue to be affected by exchange rate fluctuations. In addition, exchange (gains) losses and other for the nine months ended September 30, 1995 includes a one-time charge of (UK Pound)605,000 relating to the recoverability of the Company's investment in Cable Programme Partners-1 Limited Partnership.

The Operating Companies

Due to the similar nature of their operations, the following discussion with respect to the Operating Companies' results of operations for the nine and three months ended September 30, 1996 and 1995 is based on their proportionate combined results of operations. Such proportionate combined results of operations have been derived from the financial statements of the Company and the Equity Investees, after giving effect to the Company's ownership interests in each of the Operating Companies as of September 30, 1996. The Company believes that presentation of proportionate combined financial data, although not in accordance with generally accepted accounting principles, facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable, Cable London and Cambridge Cable (through March 31, 1996) under the equity method. The results of operations of Teesside and Cambridge Cable (subsequent to March 31, 1996) are consolidated with those of the Company.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


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

Proportionate combined service income was (UK Pound)52.5 million, (UK Pound)33.7 million, (UK Pound)18.7 million and (UK Pound)12.0 million for the nine and three months ended September 30, 1996 and 1995, respectively, representing increases of (UK Pound)18.8 million or 56% and (UK Pound)6.7 million or 56% from 1995 as compared to the same periods in 1996. Substantially all of the revenue growth was due to increases in the number of cable communications and telephony subscribers, primarily as a result of additional homes passed. Approximately one-half of the Operating Companies' service income for the nine and three months ended September 30, 1996 and 1995 is derived from monthly subscription charges relating primarily to cable communications services and approximately one-half of their service income for these periods is derived primarily from usage charges relating to telephony services.

Proportionate combined operating, selling, general and administrative expenses were (UK Pound)54.9 million, (UK Pound)43.6 million, (UK Pound)19.8 million and (UK Pound)16.5 million for the nine and three months ended September 30, 1996 and 1995, respectively, representing increases of (UK Pound)11.3 million or 26% and (UK Pound)3.3 million or 20% from 1995 as compared to the same periods in 1996. Substantially all of the increases were attributable to the continued development of Teesside's operations and increased business activity resulting from the growth in the number of subscribers and development of the Operating Companies' franchise areas.

Proportionate combined depreciation and amortization expense was (UK Pound)21.9 million, (UK Pound)13.3 million, (UK Pound)8.0 million and (UK Pound)4.9 million for the nine and three months ended September 30, 1996 and 1995, respectively, representing increases of (UK Pound)8.6 million or 65% and (UK Pound)3.1 million or 63% from 1995 as compared to the same periods in 1996. These increases were due to certain of the Operating Companies' discrete build areas ending their Prematurity Periods as set out under SFAS No. 51, as well as an increase in the percentage used to calculate depreciation expense as a result of an increased number of subscribers in those discrete franchise areas remaining in their Prematurity Period.

Proportionate combined interest expense was (UK Pound)13.2 million, (UK Pound)9.5 million, (UK Pound)4.6 million and (UK Pound)4.0 million for the nine and three months ended September 30, 1996 and 1995, respectively, representing increases of (UK Pound)3.7 million or 39% and (UK Pound)600,000 or 15% from 1995 as compared to the same periods in 1996. The increases were primarily attributable to additional loans from shareholders and borrowings under credit facilities.

Proportionate combined investment income was (UK Pound)2.3 million, (UK Pound)2.7 million, (UK Pound)655,000 and (UK Pound)1.0 million for the nine and three months ended September 30, 1996 and 1995, respectively, representing decreases of (UK Pound)400,000 or 15% and (UK Pound)345,000 or 35% from 1995 as compared to the same periods in 1996. The decreases were attributable to a decrease in the average balance of cash, cash equivalents and restricted cash held by the Operating Companies during the nine and three months ended September 30, 1996 as compared to the same periods in 1995.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Neither the Company nor the Operating Companies are party to any material litigation.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               27.1  Financial Data Schedule.

          (b)  Reports on Form 8-K - none.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


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


                                          COMCAST UK CABLE PARTNERS LIMITED
                                          ------------------------------------






                                          /s/ JOHN R. ALCHIN
                                          ------------------------------------
                                          John R. Alchin
                                          Senior Vice President and
                                          Treasurer(Principal Financial Officer)





Date:  November 13, 1996