Form 10-K
period 1996-12-31
COMCAST UK CABLE PARTNERS LTD
filed 1997-03-28
CIK 919957

================================================================================

                                    FORM 10-K
                        ________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM  ______________ TO ______________

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

            Clarendon House                          Comcast Corporation
          2 Church Street West                   1500 Market Street, 35th Floor
        Hamilton, HM 11, Bermuda                  Philadelphia, PA 19102-2148
            (809) 295-5950                             (215) 665-1700
     (Address, including zip code,                 (Name, address, including
        and telephone number,                        zip code, and telephone
        including area code,                       number, including area code,
      of Registrant's principal                       of agent for service)
         executive offices)
                        ________________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        ________________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 Class A Common Shares, (UK Pound)0.01 par value
                         ________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   __X__                      No _____
                        ________________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                            [ X ]
                        ________________________________

As of March 1, 1997, the aggregate market value of the Class A Common Shares held by non-affiliates of the Registrant was $317.1 million.
                        ________________________________

As of March 1, 1997, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.
                        ________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1997.

================================================================================

                        COMCAST UK CABLE PARTNERS LIMITED
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item  1   Business...........................................................1

Item  2   Properties........................................................15

Item  3   Legal Proceedings.................................................15

Item  4   Submission of Matters to a Vote of Security Holders...............15

Item  4A  Executive Officers of the Registrant..............................15

                                     PART II

Item  5   Market for the Registrant's Common Equity and
             Related Shareholder Matters ...................................17

Item  6   Selected Financial and Other Data.................................18

Item  7   Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................22

Item  8   Financial Statements and Supplementary Data.......................29

Item  9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................70

                                    PART III

Item  10  Directors and Executive Officers of the Registrant................70

Item  11  Executive Compensation............................................70

Item  12  Security Ownership of Certain Beneficial Owners
             and Management.................................................70

Item  13  Certain Relationships and Related Transactions....................70

                                     PART IV

Item  14  Exhibits, Financial Statement Schedules and Reports on Form 8-K...71

SIGNATURES..................................................................74

This Annual Report on Form 10-K for the year ended December 31, 1996, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

This Annual Report on Form 10-K contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                                     PART I
ITEM 1    BUSINESS

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast") (see Item 5 - "Market for the Registrant's Common Equity and Related Shareholder Matters"), was incorporated in 1992 to develop, construct, manage and operate the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of December 31, 1996, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of December 31, 1996, the Operating Companies' systems passed more than 975,000 homes or approximately 61% of the homes in their franchise areas and served more than 254,000 cable subscribers, 268,000 residential telephony subscribers and 8,300 business telephony subscribers.

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

                        GENERAL DEVELOPMENTS OF BUSINESS

Industry Consolidation

Based on closed and announced transactions, it is apparent that the UK cable and telecommunications industry is undergoing a significant consolidation, which trend the Company expects to continue in the foreseeable future. The Company has engaged an investment advisor to assist it in evaluating the current state of the UK marketplace, the position of other participants and its alternatives. There can be no assurance that the Company will take any action, or in what time frame any such action, if undertaken, might be accomplished.

SingTel Transaction

In March 1996, the Company completed the acquisition (the "Singtel Transaction") of Singapore Telecom International Pte. Limited's ("Singapore Telecom") 50% interest in Cambridge Cable, pursuant to the terms of a Share Exchange Agreement executed by the parties in December 1995. In exchange for Singapore Telecom's 50% interest in Cambridge Cable and certain loans made to Cambridge Cable, with accrued interest thereon, the Company issued approximately 8.9 million of its Class A Common Shares and paid approximately (UK Pound)11.8 million to Singapore Telecom. The Company has accounted for the Singtel Transaction under the purchase method. As a result of the Singtel Transaction, the Company now owns 100% of Cambridge Cable and Cambridge Cable was consolidated with the Company effective March 31, 1996.

                      DESCRIPTION OF THE COMPANY'S BUSINESS

                                     General

Cable communications, residential telephony and business telecommunications services are similar in that they involve the transmission of information between two or more geographically separated sites. The cable/telephony operator generally offers subscribers these services for a monthly fee for access to the distribution network, plus additional charges for certain usage of the network, premium services and other value-added services.

                              Cable Communications

A cable communications system delivers multiple channels of television programming, primarily entertainment and information, to the homes of subscribers who pay a monthly fee for the service. The Operating Companies currently offer their subscribers a choice of basic services and various premium services, including news services, sports channels, movies, and ethnic and foreign language programs. Each Operating Company sets its own rates, including a monthly fee for cable communications services. From time to time, the Operating Companies offer premium services on a trial basis without charge or at a discount.

The demand for cable communications services is, in part, a function of both over-the-air reception quality and alternative programming availability. While signal reception in the UK has been considered adequate, the increasing availability of cable and satellite programming is providing an attractive alternative to limited over-the-air and other sources of programming, including video tape rentals.

Various sources of programming are available to cable system operators in the UK. British Sky Broadcasting Group, plc ("BSkyB") is currently the industry's and the Operating Companies' primary programming supplier. BSkyB is also the principal provider of multi-channel direct-to-home ("DTH") satellite television services in the UK. Certain of the Operating Companies have programming agreements with BSkyB that expired in February 1997. Effective March 1, 1997, BSkyB's programming services are provided to all of the Operating Companies in accordance with the BSkyB rate card (see "Competition - Cable Communications"). The Company does not believe that this will have a material effect on the Operating Companies' financial position, results of operations or liquidity.

Alternative programming sources are developing. For example, Flextech p.l.c. ("Flextech") owns interests in or manages companies that provide additional sources of programming to the Operating Companies. Flextech is a publicly listed UK company and is a majority owned subsidiary of Tele-Communications, Inc. ("TCI"), a co-owner of one of the Company's strategic and financial partners. The Company cannot predict to what extent alternative programming services will become available or what affect future increases in the cost of programming will have on its or the Operating Companies' future financial position, results of operations or liquidity.

The full extent to which cable communications systems will be able to compete with existing and future television delivery systems is currently not known. The Company believes that the architecture of the networks the Operating Companies are constructing will enable them more easily to implement new technologies and provide enhanced or new services. There can be no assurance, however, that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render cable communications systems less profitable or even obsolete. However, the Company endeavors to monitor closely all relevant technological developments and to cause or encourage the Operating Companies to position themselves to remain competitive.

                              Residential Telephony

Residential telephony service permits subscribers to place and receive telephone calls to and from other telephone users in the local area, the rest of the UK or the rest of the world. The Operating Companies route most calls made by or to its subscribers through its network interconnections with other telephony operators which include British Telecommunications plc ("BT") and Mercury
Communications Ltd. ("Mercury"), the two principal providers of nationwide telephony services in the UK.

Each public telephony operator is required to negotiate an interconnection agreement with any public telephony operator that seeks one and may request Office of Telecommunications ("OFTEL") intervention if the parties cannot agree on certain terms. The interconnection agreements are essentially wholesale arrangements that set forth the fees charged for completing a call originating on, carried over or terminating on a local or national public telephony operator's network. BT provides interconnection to all Public Telecommunications Operators ("PTOs") under the terms of a standard interconnection agreement. OFTEL determines the charges for all standard interconnection services.

The Operating Companies have installed high capacity, digital telephony switches in their systems. By owning and operating their own switches, the Operating Companies are better able to monitor calling patterns and, without relying on BT or Mercury, can provide detailed and customized billing and offer premium services to their subscribers.

Each of the Operating Companies (with the exception of Cambridge Cable) participates with certain other cable companies in a central network service center in Woking, England (the "Network Service Center") established by TeleWest Communications plc ("TeleWest"), the Company's strategic and financial partner in Birmingham Cable and Cable London. Such services are provided to cable companies at a fee. The Network Service Center, which provides 24-hour a day centralized switch engineering, interconnect access administration and related support services, represents a centralized cost-effective approach to managing cable telephony networks with multiple switches.

                           Business Telecommunications

The business telecommunications market consists of the same services provided to the residential telephony market, as well as the provision of a variety of advanced telecommunications services. Business users frequently require higher transmission capacity for additional services, including central exchange ("Centrex"), high-speed data services, leased access, voice mail, video conferencing and other services.

Operating Companies' Systems

The following table sets forth, for each Operating Company, Homes Passed, Homes Marketed, Cable Subscriber, Residential Telephony Subscriber and Business Telephony Subscriber information for the five years ended December 31, 1996. The information presented below does not give effect to the Company's proportionate ownership interests in the Equity Investees.

                                               1996         1995          1994         1993         1992
Homes Passed (1)
Birmingham Cable                              374,451      292,503       227,110      156,720      104,076
Cable London                                  312,050      246,198       171,864      121,755       78,883
Cambridge Cable                               188,513      151,577       115,518       75,072       36,574
Teesside                                      100,542       40,608

Homes Marketed (2)
Birmingham Cable                              369,512      291,875       220,632      150,248       98,038
Cable London                                  296,416      230,325       163,564      121,755       78,845
Cambridge Cable                               174,868      142,237       107,987       64,846       32,584
Teesside                                       92,839       34,585

Cable Subscribers (3)
Birmingham Cable                              111,432       88,719        73,540       55,356       35,588
Cable London                                   67,877       52,871        42,977       30,111       20,452
Cambridge Cable                                45,378       36,799        30,763       16,007        6,827
Teesside                                       30,280       14,391

Residential Telephony Subscribers (4)
Birmingham Cable                              105,128       81,268        57,944       35,430       22,362
Cable London                                   57,495       39,608        31,121       17,577       11,967
Cambridge Cable                                56,448       43,002        33,302       12,012          221
Teesside                                       49,612       20,094

Business Telephony Subscribers (4)
Birmingham Cable                                2,994        2,154         1,504        1,158          688
Cable London                                    2,560        1,864         1,429          889          589
Cambridge Cable                                 2,227        1,779         1,253          474           22
Teesside                                          554           75
---------------

(1) A home is deemed "passed" if it can be connected to the system without further extension of the transmission lines.
(2) A home is deemed "marketed" if it has been released to the Operating Companies' marketing departments for sales.

(3) A dwelling with one or more television sets connected to a system is counted as one cable subscriber.
(4) A dwelling with one or more telephone lines connected to a system is counted as one telephony subscriber.

Birmingham Cable Franchise Area. Birmingham Cable holds a franchise, awarded in 1988, for the cities of Birmingham and Solihull with approximately 443,000 homes and the local delivery operator license for the Wythall franchise, a 4,000 home franchise awarded in 1995.

Cable London Franchise Area. Cable London holds, through wholly owned subsidiaries, the Camden, Haringey, Enfield and Hackney/Islington franchises, which were awarded in 1989 and 1990. Cable London's franchise area covers a contiguous area of approximately 65 square miles or roughly 20% of Greater London and contains approximately 437,000 homes.

Cambridge Cable Franchise Area. Cambridge Cable holds, through wholly owned subsidiaries, the Cambridge, Harlow and Ipswich/Colchester franchises, which were awarded in 1990, and the local delivery operator license for the South East Anglia area (the "SEA Franchise"), which was awarded in January 1995. The franchise areas contain approximately 490,000 homes, although the build milestones in the SEA Franchise only require Cambridge Cable to pass 104,000 of the 205,000 homes in the SEA Franchise.

Teesside Franchise Area. Wholly owned subsidiaries of the Company hold the Darlington and Teesside franchises which contain approximately 254,000 homes.

Network Construction Costs

Construction of integrated cable/telephony systems is capital intensive, requiring substantial investment for "network costs" including civils (trenching and constructing underground ducts), cable and telephony plant and network electronics, "subscriber costs", including converters, subscriber electronics and installation of cable from the network to the subscriber's home, and other costs such as head-end equipment, switching offices, land and buildings, computers and furniture and fixtures. The Company and the Operating Companies estimate that from inception the total cost of developing and constructing the Operating Companies' integrated cable/telephony systems will range from (UK Pound)1.2 billion to (UK Pound)1.3 billion, although no assurance can be given that the actual costs will not be higher. Through December 31, 1996, the Operating Companies had incurred approximately (UK Pound)770 million to construct their systems.

Expenses relating to the construction of the Operating Companies' integrated cable/telephony systems have been higher than costs to construct cable communications systems in the United States ("US"). This is due, in part, to the nature of system construction in the UK which requires incremental costs to provide residential telephony and business telecommunications services in addition to cable communications services. The UK does not have an infrastructure of existing telephone poles, overhead lines or electrical conduits in which to run new fiber optic and coaxial cable. Therefore, all cable installation requires newly constructed, hand-trenched, underground ducts. The provision of residential telephony and business telecommunications services requires the installation of additional lines, as well as the installation of high capacity, digital telephony switches.

Revenue Sources

Cable Communications

The Operating Companies offer varying levels of cable communications service, depending primarily on their respective channel capacities. Monthly service rates and related charges vary in accordance with the type of service selected by the subscriber. The Company may receive an additional monthly fee for premium services, the charge for which varies with the type and level of service selected by the subscriber. Additional charges are often imposed for installation services, commercial subscribers, program guides and other services. The Company also generates revenue from pay-per-view services and advertising sales. Subscribers typically pay on a monthly basis and generally may discontinue services at any time.

Residential Telephony

The Operating Companies currently charge residential telephony subscribers a monthly exchange line rental fee, usage fees, which are charges for each local, long distance or international call, and fees for additional services and initial connections.

Business Telecommunications

The Operating Companies charge business telecommunications subscribers a connection fee based upon the number of lines being installed and for the initial connection or reconnection to the company's network, a monthly exchange line rental fee, usage fees, which are charges for each local, long distance or international call, and fees for additional services.

Competition

Cable Communications

The Operating Companies' cable communications systems compete with direct reception over-the-air broadcast television, DTH satellite-delivered television services and private satellite master antenna television ("SMATV") systems. They also compete, to varying degrees, with other communications and entertainment media, including home video products, including videotape cassette recorders, movie theaters, live theater, live sporting events, newspapers and interactive online computer services. The extent of such competition depends upon, among other things, price, variety and quality of the programming offered and, with respect to broadcast television, the quality of reception. In the future, cable communications companies may face competition from television services offered by national public telephony operators and by other competitors using existing or new delivery systems.

There were an aggregate of approximately 3.4 million DTH subscribers compared to approximately 1.9 million broadband cable subscribers throughout the UK as of December 31, 1996. BSkyB offers DTH television service and currently is the predominant competitor in the UK multi-channel television market. Since DTH is a satellite-based system, the DTH provider does not need an underground cable network to provide service to its subscribers. A DTH subscriber, however, must purchase or rent a satellite receiver and then pay monthly subscriber fees to the DTH provider for the use of a decoder, which makes the satellite signal usable. Although DTH service currently presents substantial competition to cable communications service, the Company believes that cable communications may have certain advantages over DTH. First, installation of satellite dishes may require compliance with restrictive zoning ordinances and, for renters, landlord's consent. Second, the satellite dishes must be installed outside of the building with a "line-of-sight" orientation toward the transmitting satellite, which can be problematic in urban areas. Third, DTH subscribers who purchase, as opposed to rent, their satellite dishes must arrange and pay for any servicing required for the dish. Fourth, without substantial improvements in existing technology, DTH providers will not be able to offer telephony services and local-oriented advertising and programming currently offered by cable communications operators, or the interactive video services that the Operating Companies expect to be able to offer in the future. The Company, however, expects DTH providers, including BSkyB, to provide substantial competition for the foreseeable future and no assurances can be given that they will not become an even stronger competitor.

A significant factor in favor of BSkyB is its role as the sole source supplier of many popular cable television programs, including most sports and movies. If, in the future, BSkyB chooses to restrict the programming it makes available to cable communications operators or offers it at relatively higher prices, the Operating Companies could be at a significant competitive disadvantage. Pursuant to informal undertakings given by BSkyB to the Office of Fair Trading ("OFT") announced in March 1995, BSkyB agreed to offer cable operators a new incentive discount plan which would not be dependent on a cable operator taking all of BSkyB's channels. In addition, BSkyB agreed to charge for the supply of programming to its DTH business on a basis which is no more favorable than that applied to cable operators and to maintain separate accounting records for such business. Subsequently, a number of UK cable operators expressed concerns to the OFT about BSkyB's programming charges and, in August 1995, the OFT announced that it had approved a revision by BSkyB of its wholesale price list for the supply of programming to cable operators. Following further complaints from UK cable operators, the OFT conducted a review of BSkyB's position in the premium services market, particularly with respect to sports rights (including the informal undertakings referred to above), and a further review of BSkyB's pricing structure and its impact on cable. In July

1996, the OFT reported that, although BSkyB's acquisition of premium programming may have created a barrier to entry, BSkyB had not acted anti-competitively. BSkyB has since revised its program supply rate card to allow cable operators to buy its programs more selectively.

In the UK Government's 1991 review of the telecommunications industry (the "Duopoly Review"), the UK Government stated that its policy was not to allow national public telephony operators to convey or provide entertainment services over their existing telephony network until March 2001. This policy may be reviewed as it relates to the conveyance of such services as early as March 1998 if OFTEL determines that removal of the restrictions would be likely to provide more effective competition. Because of the transmission capacity limitations of twisted pair copper wires historically used in BT's telecommunications network, particularly between its local switching sites and its customers' homes, and the age and condition of older portions of BT's network, the Company believes that BT may not be able to provide cable communications service comparable to that offered by the Operating Companies without substantial capital investment or unless substantial improvements are made in digital compression or other technologies.

The Independent Television Commission ("ITC") has recently confirmed that, in its view, a video-on-demand service does not need to be licensed as a local delivery service. In addition, the Department of Trade and Industry ("DTI") and OFTEL have taken the view that the existing telecommunications licenses of BT and other national public telephony operators would not prohibit them from providing video-on-demand services over their systems. The Operating Companies similarly are not prevented from providing video-on-demand services. Video-on-demand services involve transmission of individual programs to a single household in response to a particular request. In order to offer video-on-demand services on a broad scale, the Company believes that BT would be required to upgrade its existing telecommunications switches and to install video distribution facilities and subscriber decoder devices. After initial trials of video-on-demand in Colchester and Ipswich using standard telephone lines, BT has announced that in 1997 it will offer video-on-demand on a trial basis to up to 1,000 customers connected to its Westminster cable franchise in London. No assurance can be given that video-on-demand will not provide substantial competition in the future.

A House of Commons select committee produced a report in July 1994 on the future development of broadband services in the UK through national fiber optic networks. The report contained recommendations for the lifting of current restrictions on the provision of entertainment services over broadband networks by persons other than licensed cable operators. One recommendation (which has been supported by the UK Labour Party) was that the UK Government should reduce uncertainty concerning such restrictions by directing OFTEL and the ITC to provide, on a franchise by franchise basis, specific dates for the lifting of such restrictions (which could be set earlier than March 2001), and that the UK Government make clear that all restrictions on public telephony operators conveying or providing entertainment services will be lifted by the end of 2002. However, none of these recommendations bind the UK Government which responded to the report in November 1994 by stating that it remained committed to its Duopoly Review policies restricting the conveyance or provision of entertainment services by national public telephony operators as discussed above.

The Conservative Party has held power in the UK since 1979. The next general election in the UK will be held on May 1, 1997. At its annual party conference in October 1995, the leader of the UK Labour Party (the primary UK opposition party) announced that it had held discussions with BT about the removal of the restrictions on BT providing entertainment services and had agreed that if it were to be elected to office at the next general election, it would implement the recommendations of the House of Commons Select Committee Report of July 1994. This would be in return for BT's agreement to connect to its optical fiber network, at its own cost, every school, college, hospital and library in the UK. The Labour Party has since attempted to reassure the cable communications companies that there will be an open market for all in the information superhighway. There can be no assurance that the UK Labour Party, if elected, would not adopt legislation which may have a material effect on the Company's financial position, results of operations or liquidity.

The 1996  Broadcasting  Act (the  "1996  Act"),  which  became law in July 1996, amended the 1990 Broadcasting Act (the "Broadcasting Act," which replaced the Cable and Broadcasting Act 1984 (the "Cable Act")) and makes provision for the broadcasting in digital form of television and sound program services. The 1996 Act also addresses rights to televise sporting or other events of national interest. The 1996 Act provided, that by January 31, 1997, terrestrial television broadcasters must declare their intention to take up their guaranteed places on terrestrial digital multiplexes and offered three commercial multiplexes to other interested parties. Two consortia have submitted bids for these commercial multiplexes, and it is expected that these multiplexes will be awarded to one of the consortia during April 1997. The consortia are British Digital Broadcasting, comprising BSkyB, Carlton Communications and Granada, and Digital Television Network, comprising International Cabletel. The introduction of digital terrestrial and digital satellite television will provide both additional programming, terrestrial channels and hence additional competition for the Operating Companies.

Residential Telephony

BT, which serves approximately 93% of the UK residential telephony market as of March 31, 1996, is the Operating Companies' principal competitor in providing local residential telephony service. As the principal end-to-end provider of telecommunications services in the UK, BT is, and can be expected to remain, a formidable competitor. BT has a fully-built national network and resources substantially greater than those of the Company and the Operating Companies. BT also offers promotional programs and additional services in order to compete more effectively with cable/telephony operators such as the Operating Companies. There can be no assurance that the Operating Companies will be able to compete successfully with BT. In addition, the Operating Companies compete with cellular telephony operators (i.e. Cellnet (60% owned by BT) and Vodafone); personal communications network operators, such as "Mercury one 2 one" (50% owned by Mercury and 50% owned by US West) and "Orange"; and wireless local loop providers. They also compete with Mercury, which, through an interconnect agreement with BT, is able to provide alternative access fixed-link residential telephony service even though it generally has not built residential local loop networks. Although the Operating Companies' licenses do not permit them to offer cellular telephony services, they are not prohibited from seeking additional licenses to do so or from entering into distribution agreements with existing cellular telephony operators.

Business Telecommunications

Competition in the business telecommunications area has been substantial and, because of the number of competitors in this area, is expected to intensify. BT is the principal competitor in providing business telecommunications services. In addition to BT, the Operating Companies compete with Mercury, as well as other telecommunications companies, including ENERGIS Communications Limited, MFS Communications Limited and City of London Telecommunications Limited. BT and Mercury, which is a majority owned subsidiary of Cable and Wireless PLC, have resources substantially greater than those of the Company and the Operating Companies, and there can be no assurances that the Operating Companies will be able to compete successfully with BT, Mercury or other telecommunications companies.

In July 1996, BT's license was modified to ensure the introduction of number portability which allows BT's existing customers to retain their existing telephone number when they switch from BT to another carrier such as the Operating Companies. At the end of 1995, the UK Monopolies and Mergers Commission ("MMC") ruled that BT should pay approximately 70% of the costs involved in number portability while other operators would pay the rest. The July 1996 BT license modification provides for OFTEL to determine BT's reasonable costs in providing portability and the charges BT can make to other operators in order to recover these costs.

Legislation and Regulation

General. The operation of a cable/telephony network in the UK is regulated under both the Broadcasting Act and the Telecommunications Act 1984 (the "Telecommunications Act"). The operator of a cable/telephony franchise covering over 1,000 homes must hold two principal licenses: (i) a cable television license (called a "local delivery operator license" under the Broadcasting Act) issued in the past under the Cable Act or since 1990 under the Broadcasting Act, which allows the operator to provide cable television services in the franchise area, and (ii) a telecommunications license issued under the Telecommunications Act, which allows the operator to operate and use the physical network necessary to provide cable television and telecommunications services. The ITC is responsible for the licensing and regulation of cable television. The DTI is responsible for issuing, and OFTEL is responsible for regulating the holders of the telecommunications licenses. In addition, an operator is required to hold a license under the Wireless Telegraphy Acts of 1949-67 for the use of microwave distribution systems. Any system covering 1,000 homes or less requires a telecommunications license but not a cable television license, and a system that covers only one building or two adjacent buildings can operate pursuant to an existing general telecommunications license.

In addition, cable operators must comply with and are entitled to the benefits of the New Roads and Street Works Act 1991, the principal benefit of which is to allow cable operators to "piggy back" their construction on that of local utilities. As a practical matter, however, the aggressive build schedules followed by the Operating Companies make waiting for other local utilities to undertake construction impractical.

The cable television licenses held by subsidiaries of the Operating Companies were initially issued under the Cable Act for 15-year periods. With the exception of the SEA Franchise (the cable television license which was granted under the Broadcasting Act in 1995 for 15 years), the terms of these licenses have been extended to 23 years and are scheduled to expire beginning in late 2012 (see "Cable Television License - New Cable Television Licenses and
Renewals").  The  telecommunications   licenses  held  by  subsidiaries  of  the
Operating Companies are for 23-year periods and are scheduled to expire beginning in late 2012 (see "Telecommunications License - New Telecommunications Licenses; Renewal; Revocation; Transfer).

Cable Television License

General. The stated policy of the ITC is that only one cable television license will be granted in each franchise area. Each such license gives the holder the right to provide cable television services within the franchise area using cable (and in the case of cable television licenses issued or renewed for 15-year periods under the Broadcasting Act, also by means of microwave distribution systems). Affiliates of BT, Mercury and other national public telephony operators are currently allowed to apply for and hold cable television licenses and, since March 1994, the telephony operators have been allowed to apply directly for and hold licenses in new franchise areas.

Cable operators are subject to competition within their franchise areas from direct reception over-the-air broadcast television, DTH satellite-delivered television services and SMATV systems. With respect to the operation of a SMATV system within a cable operator's franchise area, the DTI has stated that the cable operator will have a right of first refusal to provide a similar or superior service at a reasonable price before the SMATV system will be permitted to begin operations, subject to, among other things, the cable operator being in compliance with the build schedules of its telecommunications licenses and other previous commitments to provide service elsewhere in its franchise areas.

New Cable Television Licenses and Renewals. Cable television licenses originally issued under the Cable Act were for a period of 15 years and, upon expiration, may either be extended for an eight-year period, if the cable operator holds a 23-year telecommunications license, or renewed for successive 15-year periods under the Broadcasting Act. An application for renewal generally must be made to the ITC within five years prior to the expiration of the license. A renewal will be granted if the operator agrees with the ITC upon the fees to be paid and, among other things, the operator's proposed telecommunications system is acceptable to the DTI or OFTEL. If an operator chooses to extend its license for an eight-year period, it will not be required to pay the annual fees referred to below, but at the end of the eight-year period the license cannot be renewed again and will be put out for tender and awarded to the highest bidder, as described below. If an operator chooses to renew its license for a 15-year period, it will be required to pay annually, during the renewal period, a percentage to be fixed by the ITC of the operator's cable television related revenues, plus an additional amount that the ITC believes a successful applicant would have bid for the franchise if it were being offered as a new franchise. At present, cable operators are only required to pay to the ITC annual fees, which in the aggregate are intended to cover the ITC's administrative costs.

As of December 31, 1996, cable television licenses had been granted in the UK covering franchise areas with approximately 17.8 million homes. The ITC is continuing to offer for tender, cable television licenses for new franchise areas covering the remaining 5.6 million homes in the UK. Under the Broadcasting Act, a new cable television license will be granted to the applicant who submits the highest cash bid (i.e. offers to pay the highest annual cash sum to the ITC during each year of the license), except where it appears to the ITC that there are "exceptional circumstances" which make it appropriate for the cable television license to be awarded to another applicant. Under any new cable television license, operators will be required to pay annually to the ITC, during the term of the license, a percentage to be fixed by the ITC of the operator's cable television related revenues, plus an additional amount equal to the operator's cash bid. The percentage fixed by the ITC for the new franchises so far to come up for bid under the Broadcasting Act have varied from 0% for the term of the license to a graduated fee structure of 0% for the first five years, 3.0% for the next five years and 8.0% for the last five years. Certain entities, including local authorities, political bodies or groups, religious organizations and advertising agencies, are presently not allowed to bid for or have certain interests in entities holding cable television licenses. Ownership restrictions also apply to holders of other Broadcasting Act licenses or local newspapers serving the same area as that served by the cable operator. The Secretary of State has broad discretion to amend the rules relating to cross-media ownership and accumulations of interests in licensed services. In May 1995, the UK Government published proposals for certain changes relating to these rules which recognize the continuing need for specific rules governing media ownership beyond those which apply under general competition law but also need to liberalize existing ownership regulations both within and across different media sectors. The 1996 Act creates a new licensing regulation for initially up to 18 new digital terrestrial television channels. The channels will be accommodated on six frequency groups known as multiplexes. The 1996 Act set in place a two-tier licensing regulation for terrestrial broadcasting comprising the licensing of digital program service. As an inducement to encourage entrants into the digital broadcasting market, the UK Government has said that there will be no requirements for licensees to pay "PQRs" (percentage of qualifying revenues) for the 12 years of the franchise period, and further that, subject to various conditions, a multiplex license can be rolled over at the end of the franchise period for an additional 12 years.

The 1996 Act also established new media ownership rules, abolished certain ownership and control rules and introduced new rules which limit, to 15%, the total audience share attainable by commercial over-the-air television broadcasters as calculated over the preceding 12 months.

Transfers of Licenses. The Broadcasting Act permits the transfer of a license to a third party with the prior written consent of the ITC. The ITC has absolute discretion to refuse any proposed transfer of a license. In addition, certain changes in ownership of the licensee and certain acquisitions of an interest (direct or indirect) in the licensee require 28 days notification to the ITC.

Revocation of Licenses. The ITC can, after consultation with the DTI and OFTEL, revoke a cable television license if an operator fails to comply with its conditions or with any direction of the ITC and the ITC considers revocation to be in the public interest. If there is any change in either the nature or characteristics of an operator that is a corporate entity, or any change in the persons controlling or having an interest in it, the ITC can decide to revoke the license if due to such changes it would not have awarded the license under the new circumstances. With respect to licenses issued under the Broadcasting Act, the ITC can also impose fines and shorten the license period.

Obligations of Licensees. Under the Broadcasting Act, cable operators may carry certain licensed program services on their systems and are responsible for ensuring that advertising and foreign satellite programs included by them in their services conform to the restrictions set forth in the codes on advertising, sponsorship and programming produced by the ITC. Both the cable television and the telecommunications licenses impose obligations on the licensees to provide any information which either OFTEL or the ITC may require for purposes of exercising their statutory functions.

Telecommunications License

General. A telecommunications license permits the cable operator to operate the system over which it provides cable communications and telecommunications services. It also authorizes the operator to connect its system to other cable communications or telecommunications systems including those operated by the broadcasting authorities, satellite systems and certain other systems outside the UK. Although the telecommunications license is granted for a particular area, it is not exclusive, and as a result, a cable operator will have to compete in the provision of telephony and other telecommunications services with national public telephony operators, such as BT and Mercury, and other telephony companies in their franchise areas.

A cable operator who holds a telecommunications license is subject to the Telecommunications Code (the "Code"), which is contained in the Telecommunications Act. The Code grants certain rights in respect of the keeping of apparatus such as ducts, cables and equipment on private or public land and the procedures to be used for installation of equipment on public highways. Cable operators are generally required by the Code to enter into bonding obligations with local authorities in order to ensure reinstatement of roads and streets in the event the operator becomes insolvent, ceases to carry on its business or has its telecommunications license terminated.

New Telecommunications Licenses; Renewal; Revocation; Transfer. Telecommunications licenses that have been issued to date to cable operators have been for periods of either 15 or 23 years. In connection with the grant or renewal of any telecommunications license involving new construction, construction specifications and timetables (generally expressed in terms of the number of homes passed) will be reviewed by the applicable authorities and will be incorporated in the terms of the license that is ultimately granted, except for new franchises, where the construction obligations are enforced by the ITC. It is OFTEL's responsibility to enforce compliance with the build schedules and the other conditions of the license. In addition, certain changes in ownership of the licensee and certain acquisitions of an interest (direct or indirect) in the licensee require 30 days' notification to DTI. Failure to comply with the build schedules or other conditions, the occurrence of certain insolvency events or changes in control of the licensee which are deemed by the DTI to be contrary to the UK's national security interests or relations with any other country could result in revocation of both the telecommunications license and the cable television license. Unlike a cable television license, a telecommunications license is not transferable.

Technical Requirements. The principal technical requirements for cable/telephony systems are contained in the telecommunications licenses, which address, among other things, technical requirements for transmissions, performance and radio interference restrictions.

Telephony Operations

Duopoly Review. In 1991, pursuant to the Duopoly Review, the requirement that cable operators provide voice telephony services only as an agent for either BT or Mercury was removed, thereby enabling cable operators to provide all forms of wired telecommunications services, including the ability to independently switch their own traffic. In addition, cable operators were granted the right to require BT and Mercury to provide interconnection.

Interconnection Agreements. The commercial viability of telephony and other telecommunications services provided by cable operators depends on their ability to connect cost-effectively with other telecommunications systems. Cable operators' systems must connect with systems operated by national public telephony operators, international telephony companies or other telephony operators, as the case may be, for calls that do not originate and terminate on their systems. Each national public telephony operator (including BT and Mercury, as well as the Operating Companies) is required to negotiate an interconnection agreement with any other such operator that seeks one and intervention can be requested from OFTEL if the parties cannot agree on certain terms. OFTEL also has the power to enforce the obligations of a party under an interconnection agreement. In addition, BT is required by its license to publish details of all interconnection agreements into which it enters.

In March 1994, OFTEL published a new framework for interconnection charges which was to be developed in three stages. The first stage, which became effective immediately, established an "interim list" of standard interconnect charges, for guidance, based on the interconnection determination by OFTEL between BT and Mercury in December 1993. Any disputes on conveyance rates and connection charges referred to OFTEL would be determined in accordance with the BT/Mercury determination. The second stage involved amendments to BT's license, including implementation of (i) a list of standard interconnection charges, (ii) a more transparent process for relating costs to charges and (iii) accounting separation of BT's network, access and retail businesses. The necessary modifications have now been made to BT's license. Charges are determined on an interim basis for each fiscal year commencing April 1 based on BT's interim accounts. A final determination and retrospective adjustments are made, if necessary, once BT's final accounts are published. The Company does not believe that this will have a material effect on the Company's financial position, results of operations or liquidity. In November 1996, OFTEL issued an interim determination for the year ending March 31, 1997, based on BT's accounts for each of the fiscal years ended March 31, 1996 and 1995. No final determination has yet been made for the fiscal year ended March 31, 1996. The third stage in this process involved the publication by OFTEL in July 1995 of a statement on the future of interconnection, competition and related issues entitled "Effective Competition: Framework for Action" (the "Effective Competition Document").

With respect to interconnection, OFTEL proposed moving to an incremental cost basis for interconnection charges. Following earlier consultations on price control in December 1996, OFTEL published a consultative document entitled "Network Charges from 1997," in which OFTEL redefined its proposals for network charges.

The proposals  established a framework  effectively  comprising  four  different
approaches   OFTEL  intends  to  adopt  in  relation  to  the  pricing  of  BT's interconnection services, dependent on the degree of competition as follows:

        (i)     for "competitive services", BT will be free to set the charges;

        (ii) for "prospectively competitive services", BT will be subject to a price cap on each such service equal to the percentage change in the UK domestic retail price index ("RPI," plus zero);

        (iii) for bottleneck and non-competitive services, two baskets of services will be introduced, each subject to a cap equal to RPI less X (a number yet to be determined); and

        (iv) for interconnection-specific services, BT will be subject to individual price caps equal to RPI less X (a number yet to be determined).

The prices BT sets will be subject to the application of the fair trading license condition (see below) and OFTEL intends to use "floors" and "ceilings" as the main yardsticks to consider whether a charge is anti-competitive or not.

The consultative document does not propose values for X in the price cap formulas but states that OFTEL is proposing that the statement to be released in May 1997 (following consultation on the December 1996 document and a further consultative document to be released in March 1997) will deal primarily with the values of X and the starting values for interconnect charges. If BT agrees to modifications to its license to implement these proposals, it is intended that the new charge controls be in place on August 1, 1997, simultaneously with BT's new retail price cap (see "Price Regulation"). As with other proposed modifications to BT's license, BT's consent will be required and while BT has accepted the retail price cap and the fair trading condition, no assurance can be given that BT will accept modifications to implement these proposals. If that consent is not forthcoming, OFTEL has indicated that the matter will be referred to the MMC for determination. In such event, OFTEL has indicated that the present charges for setting interconnect charges will continue until such time as the MMC determines the issue.

OFTEL has also stated that operators may be required to provide network information to BT for interconnection purposes in much the same way as BT must publish information about its own network, although OFTEL does not currently propose to require other operators to publish their interconnection agreements. In the future, requirements may also be applied to other operators in respect of interconnection obligations, such as accounting separation and transparency of calculation of interconnection charges, if OFTEL concludes that any such operator has market power and is in a position to distort competition to the detriment of consumers.

Cable operators with adjoining franchises were initially unable to connect their networks without the involvement of BT or Mercury unless the combined areas were relatively small and the franchises were under common control. The Duopoly Review relaxed this policy and operators of adjacent cable franchises are now able to interconnect their systems irrespective of whether they are under common ownership. In addition, applications by cable operators to connect more distant franchises will also be considered by the DTI.

The Duopoly Review led to certain amendments being made to BT's license which could potentially require operators who interconnect with BT to make a payment (the "Access Deficit Payment") to BT, designed to compensate BT for losses incurred by it in providing local exchange lines and which arise because of the restrictions imposed on it in rebalancing its prices. However, as proposed in the Effective Competition Document, BT's license has more recently been further amended to remove the constraint in BT's license on its ability to raise line rental prices and, accordingly, the Access Deficit Payment requirement has been terminated.

Price Regulation. BT is currently subject to price regulation on approximately 65% of its revenues. Under these regulations, BT must, through July 31, 1997, not increase its overall prices for public switched telephony services on an annual basis by more than (or, as the case may be, must decrease such prices by at least) the amount of the change in the domestic RPI minus 7.5%. Within this limitation, BT may not increase its charges for certain specified services by more than certain other price limitations. In particular, BT may not increase charges for connections, private circuits and other switched services by more than the domestic RPI minus 2%.

OFTEL's June 1996 statement on the pricing of telecommunications services from 1997 set out proposals to modify the retail price control imposed on BT. These proposals were agreed to by BT and modifications were made to BT's license in October 1996 at the same time that the fair trading condition was incorporated (see below). The new price control will be RPI minus 4.5% and will apply from August 1, 1997 until 2001, but only in relation to the bottom 80% of residential customers by billed amounts. However, OFTEL has indicated that this is likely to be the last retail price control imposed on BT. OFTEL has conceded that this, in combination with the proposed changes to network charges, will result in "vastly more price freedom for a still dominant BT" at both the retail and network level. However, OFTEL expects that the new fair trading provision (described below) will protect others from BT's dominant position.

The new price control (together with the new fair trading provision) represents a further withdrawal by OFTEL of detailed regulation giving BT greater pricing freedom and reducing the number of activities which remain subject to price control.

In October 1996 OFTEL modified BT's license to introduce a new fair trading condition which provides for similar prohibitions to those set out in Articles 85 and 86 of the EC Treaty. The new license condition prohibits entering into anti-competitive agreements and the abuse of a dominant position in the UK, in addition to the prohibitions contained in the UK Competition Act and Fair Trading Act. It will replace other, more specific fair trading conditions in BT's license. While the condition will not render anti-competitive agreements and practices void from the outset or impose automatic penalties for non-compliance, it will enable the Director General to issue final and provisional orders with respect to any such activity. The fair trading condition is to be introduced in Mercury's license following the current statutory consultation on its license modifications and will, in due course, be introduced in other operators' licenses including those of the Operating Companies. The Company does not believe that this will have a material effect on the Operating Companies financial position, results of operations or liquidity.

OFTEL linked the acceptance by BT of the fair trading condition to the retail price controls, presenting the proposals as a single set of modifications. BT consented to OFTEL's proposal and the license modifications but initiated judicial review proceedings in the High Court as to the legality under UK and EC law of the introduction of the fair trading condition. BT's challenge was unsuccessful and BT has advised OFTEL that it will not be filing an appeal.

OFTEL has published draft guidelines on the operation of the fair trading condition which explain how it will determine the relevant market and apply the prohibitions set out in the new condition. OFTEL has stated in these guidelines that it proposes to follow the approach used by the European Commission and the European Court of Justice in determining issues such as market definition, dominance and abuse of market power. These measures represent a reduction of detailed regulation and move by OFTEL to become more of a fair trading authority.

The Duopoly Review resulted in the modification of BT's license to permit it to offer discounts, subject to several conditions. Most importantly, BT is not allowed to offer discounted services in local markets without offering them nationally. For so long as this policy remains in effect, BT's ability to respond to local competition will be restricted. In its Effective Competition Document, OFTEL has proposed to make no change to its policy on limiting the flexibility available to BT to target large volume customers or on restrictions on BT offering locally-discounted services.

In the Effective Competition Document, OFTEL has also made certain proposals with respect to a relatively basic voice telephony universal service, including the funding of such service on a fair, transparent and proportional basis. In December 1995, OFTEL published a consultation document entitled "Universal Telecommunications Services," which contains a proposal for an independently administered universal service fund (expected to be set up in August 1997) which would receive payments from operators (unless the operators were prepared to offer special tariffs, approved by OFTEL, in lieu of such payments) to be used to make payments to those operators who incur a net loss as a result of delivering universal service to customers. In February 1997, OFTEL issued for consultation its further proposals for universal service in the UK. It has concluded that, after benefits, the current net cost involved in the provision of universal service in the UK is not proven and does not justify setting up a universal service fund in the short-term. It has, however, proposed to amend BT's license so as to require it to offer a "Life line" service package which will be low cost, available to everyone and allow incoming calls and emergency outgoing calls only. Amendments to BT's existing "Low User Scheme" are also proposed together with an agreement with BT designed to reduce the number of disconnections for debt. The proposals also include new draft guidelines relating to the provision of public call boxes by BT, as well as suggestions for special help for the elderly and disabled. OFTEL intends to carry out a full review of universal service arrangements in the UK in 1999.

The rates of other telecommunications companies, including the Operating Companies, are not regulated by any UK Government entity, although conditions prohibiting undue discrimination and unfair cross-subsidy are commonly contained in telecommunications licenses (including those held by the Operating Companies and BT).

Equal Access. One advantage cable operators have maintained in marketing their telephony services has been their ability to offer direct access to the system of another operator (i.e. Mercury), whose long distance charges have historically been less than those charged by BT. At present, in most areas, the only way in which a residential BT customer can choose to route calls over the Mercury trunk network is by purchasing a special telephone or using an indirect access through which it is possible to select the Mercury network in preference to the BT network. The stated policy of the UK Government in the Duopoly Review is to introduce true equal access, whereby all local telephony systems will have to offer access to each fixed link trunk system without discrimination. BT's and Mercury's licenses have been amended to enable OFTEL to require them to make available equal access, either by pre-selection or on a call-by-call basis, subject to, among other things, a cost-benefit study indicating that the gains to consumers will outweigh the likely costs. A cost-benefit study has now been conducted and OFTEL has concluded that the study does not justify introducing such equal access arrangements. Under existing licenses, a cable operator could not be required by OFTEL to introduce equal access until it had acquired a market share of 25% of local exchange lines. Many cable operators opposed the equal access proposals in the Duopoly Review in this respect because equal access would reduce one of the current attractions of a cable operator's telephony system. BT's willingness, however, to offer cable operators interconnection on competitive terms potentially will enable cable operators to offer equal access benefits to their customers on attractive terms. The timing and terms of the introduction of equal access is unclear. However, OFTEL stated in July 1996 that it considers the "well established operator" threshold of 25% of customer connections in a relevant market to be a useful guide in determining whether a non-dominant operator should, in the future, be required to grant indirect access to other operators. This threshold would not automatically mean that the operator would be required to grant indirect access, but OFTEL would investigate the issue further in respect of that operator once that threshold was reached.

Telephone Number Portability. Telephony subscribers changing their phone services to a cable operator must currently change their telephone numbers. BT does not offer customers number portability (the ability of telephony customers to keep their telephone number when changing telephony providers), which has proven to be a serious impediment for cable operators in obtaining business telephony customers. Cable operators have responded by trying, among other things, to convince business customers to use cable/telephony lines for outbound telephone calls while maintaining their Mercury or BT lines for inbound calls. The Duopoly Review led to BT's license being amended to enable OFTEL to require BT to allow number portability, and OFTEL directed BT to provide number portability for certain BT customers who wish to transfer telephony services to the cable operator Videotron. BT's charges for providing number portability were referred to OFTEL, which proposed modifications to BT's license giving OFTEL the power to determine such charges. In April 1995, OFTEL announced that, following BT's failure to accept the proposed license modification concerning the costs of portability, the matter was being referred to the MMC for resolution. In December 1995, it was announced that the MMC had concluded that modifications to BT's license were necessary to prevent BT from being able to recover from other operators all its costs in bringing about number portability. The MMC recommended that the split of costs between BT and other operators should be approximately 70%: 30%, with BT bearing the larger share. The Network Interoperability Consultants Committee (the "NICC") has produced a technical specification for number portability based on existing capabilities within exchanges. OFTEL has stated that it is looking to cable operators to implement the NICC specifications as quickly as possible and that, although number portability will be phased in gradually, it is expected to become a widespread option for customers over the next few years. BT's license was modified in July 1996 to incorporate a condition which supports the implementation of number portability. Commercial terms for number portability are now included in the BT standard interconnect agreement.

Future Developments

In August 1995, OFTEL issued a consultative document entitled "Beyond the Telephone, the Television and the PC," which looks at the way in which broadband switched mass-market services ("BSM services") may develop in the UK, examines the regulatory issues they will give rise to and considers some possible solutions. Of importance to cable operators is the suggestion that dominant operators should be required to provide broadband conveyance (including switching) as a network business to service providers who should be allowed to have direct commercial relationships with individual customers. Requirements for accounting separation and the possible need for some form of price control, if this were to become a regulatory issue, are also considered. OFTEL suggests that BT is likely, at an early stage, to be considered a dominant operator, possibly when, even allowing for the existing policy restrictions on BT's conveyance or provision of broadcast entertainment services (mentioned above), it starts to roll out BSM services aimed at covering a significant portion of the UK, either nationally or in a specific regional market. OFTEL suggests that regulation, along the above lines, should only be introduced to the cable sector when it becomes dominant, either nationally or in a specific regional market, and is able to compete on equal terms with BT and any other BSM services distributor. In the meantime, the document recognizes the importance of encouraging continuing local investment in the cable industry's infrastructure. The document also raises the question whether license obligations on cable operators to provide cable communications services where their systems have been installed should not apply to BSM services (other than the broadcast entertainment services for which they have exclusive cable distribution rights in their franchise areas) until they become dominant in their relevant markets.

In December 1996, OFTEL published a consultative document on the practical regulation of conditional access services for digital television. OFTEL has five key objectives:

        (i) To ensure that the control of conditional access technology is not used to distort, restrict or prevent competition. This would be of significance where a conditional access service provider has an associated programming supply business and is also providing conditional access services to its competitors.

        (ii) To ensure that control of conditional access technology does not lead to consumer choice being artificially constrained in relation to consumers' choice of equipment or the range of services available via that equipment.

        (iii) To facilitate consumers being able to access services on more than one delivery mechanism or switch between delivery mechanisms, without having to incur unnecessary additional expense.

        (iv) To facilitate consumer choice by ensuring ease of access to information about the range of services available and ease of selection of those services.

        (v) To ensure control of proprietary conditional access technology is not exploited anti-competitively (e.g. by excessive pricing for the use of that technology).

The guidelines set out the approach OFTEL will take in regulating conditional access systems. This includes, in particular, enforcing the conditions of the Conditional Access Service Class and the Advances Television Standard Regulations (the "Regulations"), which both came into force in January 1997.

The Regulations include requirements on :

        o       The  offer  of   technical   conditional   access   services  to
                broadcasters "on a fair, reasonable and non-discriminatory basis".

        o The licensing on fair, reasonable and non-discriminatory terms of industrial property rights in conditional access technology to manufacturers of consumer equipment. This would prevent licensors from including in the license agreements conditions that would prohibit or discourage manufacturers of consumer decoder units from including a common interface allowing connection with other conditional access systems or means specific to another conditional access system.

        o       The  provision  for   cost-effective   trans-control   by  cable
                operators.

In February 1997, OFTEL issues a statement containing proposed measures designed to promote competition in services over telecommunications networks and addressing a number of issues of particular relevance to independent service providers ("ISP"). The measures include an updated classification of BT's systems (or network services) business ("SB") and supplemental services (or enhanced services) business ("SSB") (the importance of which is that this classification underpins the prices that BT charges itself since BT's SSB must pay the same for BT's network services as any ISP is required to) and additional information to be published in BT's financial statements with respect to the split between its SB and SSB. BT is being allowed greater flexibility to offer lower prices to ISPs in order to promote competitively priced services to all levels (although access to cost-based interconnection prices is largely to be limited to operators installing networks). ISPs are now becoming entitled to allocations of numbering capacity without having to have individual telecommunications licenses.

International Facilities Liberalization

In June 1996, the DTI invited applications for licenses to install and operate telecommunications systems for the provision of all types of telecommunications services between the UK and the rest of the world.

The granting of international facilities licenses in December 1996 to 44 applicants marked the removal of one of the few remaining barriers to full competition in the provisioning of infrastructure and services in the UK. On January 1, 1998, the European Union will follow suit.

Employees

Comcast, through Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), a wholly owned subsidiary of Comcast U.K. Holdings, Inc. ("Holdings"), which is an indirect, wholly owned subsidiary of Comcast, provides all administrative services to the Company and provides all management and consulting services to the Operating Companies that the Company is obligated to provide.

As of December 31, 1996, Teesside, Birmingham Cable, Cable London and Cambridge Cable had approximately 330, 680, 520 and 460 employees, respectively. The Company believes that the Operating Companies' relationships with their employees are good.

ITEM 2    PROPERTIES

The Company does not own or lease any significant real or personal property other than through its interests in the Operating Companies.

The Operating Companies own their cable and telephony plant and equipment and generally own or lease, under long-term leases, the head-end and switching node sites. The Company believes that the Operating Companies' facilities are adequate to serve their existing customers.

ITEM 3    LEGAL PROCEEDINGS

The Company and the Operating Companies are not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1996.

ITEM 4A   EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has no executive officers. Certain officers of Comcast Consulting, however, are deemed by the Company to be executive officers of the Company (the "Designated Executive Officers") for purposes of US federal securities laws. The current term of office of each of the officers expires at the first meeting of the Board of Directors of the Company following the next Annual Meeting of Shareholders, presently scheduled to be held in June 1997, or as soon thereafter as each of their successors is duly elected and qualified.

The following table sets forth certain Designated Executive Officers of the Company, and their ages and designated positions as of February 1, 1997.

Name                                  Age              Positions
Ralph J. Roberts                       76          Chairman of the Board of Directors; Director
Julian A. Brodsky                      63          Vice Chairman of the Board of Directors; Director
Brian L. Roberts                       37          President; Director
Lawrence S. Smith                      49          Executive Vice President; Director
John R. Alchin                         48          Senior Vice President and Treasurer; Director
Stanley L. Wang                        56          Senior Vice President
---------------

Ralph J. Roberts was elected as Chairman of the Board of Directors of the Company in September 1994. Mr. Roberts has served as a Director and Chairman of the Board of Directors of Comcast for more than five years. He has been the President and a Director of Sural Corporation ("Sural"), a privately-held investment company and Comcast's controlling shareholder for more than five years. Mr. Roberts currently has voting control of Sural. Mr. Roberts devotes a major portion of his time to the business and affairs of Comcast. Mr. Roberts is also a Director of Storer Communications, Inc.

Julian A. Brodsky was elected to the Board of Directors of the Company in September 1992. He has served as a Director and Vice Chairman of Comcast for more than five years. He serves as Treasurer and a Director of Sural, and is a Director of Storer Communications, Inc. and RBB Fund, Inc. Mr. Brodsky devotes a major portion of his time to the business and affairs of Comcast.

Brian L. Roberts was elected to the Board of Directors of the Company in September 1992 and was elected President in August 1995. Mr. Roberts has served as President and as a Director of Comcast for more than five years. He presently serves as Vice President and a Director of Sural and is a Director of Teleport Communications Group Inc. and Storer Communications, Inc. Mr. Roberts devotes a major portion of his time to the business and affairs of Comcast. He is a son of Ralph J. Roberts.

Lawrence S. Smith was elected to the Board of Directors in September 1994. Mr. Smith has served as Executive Vice President of the Company since June 1996 and Senior Vice President-Accounting and Administration of the Company from September 1994 to June 1996. Mr. Smith has served as Executive Vice President of Comcast since December 1995 and as Senior Vice President-Accounting and Administration of Comcast for more than five years prior to December 1995. Mr. Smith is the Principal Accounting Officer of the Company and Comcast, and is a Director of Teleport Communications Group Inc. and is a Partnership Board Representative of Sprint Spectrum Holdings Company, L.P. Mr. Smith devotes a substantial amount of his time to the business and affairs of Comcast.

John R. Alchin was elected to the Board of Directors and designated Senior Vice President and Treasurer of the Company in September 1994. He has served as Treasurer and Senior Vice President of Comcast for more than five years. Mr. Alchin is the Principal Financial Officer of the Company and Comcast. Mr. Alchin devotes a substantial amount of his time to the business and affairs of Comcast.

Stanley L. Wang was designated Senior Vice President of the Company in September 1992. Mr. Wang has served as Senior Vice President, Secretary and General Counsel of Comcast for more than five years and is a Director of Storer Communication, Inc. Mr. Wang devotes a substantial amount of his time to the business and affairs of Comcast.

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

The Class A Common Shares of the Company are traded in the over-the-counter market and are included on Nasdaq under the symbol CMCAF. There is no established public trading market for the Class B Common Shares of the Company. The Class B Common Shares are convertible, on a share for share basis, into Class A Common Shares. The following table sets forth, for the indicated periods, the high and low sale price range of the Class A Common Shares as furnished by Nasdaq. Such price ranges have been rounded to the nearest one-eighth.

                                                          Class A
                                                   High               Low

1996
  First Quarter..................                 $14  1/4          $11  1/2
  Second Quarter.................                  14  1/4           11  7/8
  Third Quarter..................                  13  7/8            9  5/8
  Fourth Quarter.................                  14                10

1995
  First Quarter..................                 $19  1/4          $13  7/8
  Second Quarter.................                  16  5/8           13  1/4
  Third Quarter..................                  17  3/8           14  1/8
  Fourth Quarter.................                  16  1/4           11  3/4


The Company does not anticipate paying any cash dividends on its common shares for the foreseeable future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"). The Company is prohibited from paying dividends on the Class B Common Shares without also paying pro rata dividends on the Class A Common Shares. The Company has not paid cash dividends since inception. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

The Class A Common Shares and Class B Common Shares vote together. Each record holder of Class A Common Shares is entitled to one vote per share and each record holder of Class B Common Shares is entitled to ten votes per share. In the election of directors, Class A Common Shares and Class B Common Shares do not have cumulative voting rights.

As of March 1, 1997, there were 29 record holders of the Company's Class A Common Shares. Holdings, through its ownership of the Company's Class B Common Shares, controls 77.6% of the total voting power of all of the outstanding shares of the Company.

ITEM 6   SELECTED FINANCIAL AND OTHER DATA

The following selected consolidated financial data have been derived from and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II Item 8 of this Form 10-K.

The Company (1)(5)

                                                                             Year Ended December 31,
                                                     1996           1995               1994             1993             1992 (1)
                                                                         (In thousands, except per share data)
Statement of Operations Data:
Service income............................  (UK Pound)31,358 (UK Pound)1,530  (UK Pound)        (UK Pound)          (UK Pound)
Consulting fee income.....................             1,070           1,313             1,356              1,248
Operating loss............................           (24,553)        (11,809)           (2,824)            (1,124)              (32)
Equity in net losses of affiliates........           (18,432)        (23,677)          (16,289)           (13,143)           (8,260)
Net loss..................................           (40,575)        (28,962)          (16,266)           (13,183)           (8,251)
Net loss per share (2)....................              (.84)          (0.70)            (0.54)             (0.50)            (0.31)

Balance Sheet Data:
At year end:
     Total assets.........................           484,492         431,889           254,739             95,239            61,993
     Noncurrent liabilities...............           216,027         207,978             9,106
     Contributed capital..................           359,049         287,810           287,863            127,162            82,662
     Accumulated deficit..................          (120,017)        (79,442)          (50,480)           (34,214)          (21,031)

See Notes to Selected Financial and Other Data on page 21.

Birmingham Cable - Selected Consolidated Financial and Other Data

                                                                             Year Ended December 31,
                                                  1996              1995             1994                1993               1992
                                                                                (In thousands)
Statement of Operations Data:
Service income ........................  (UK Pound)52,472  (UK Pound)39,004  (UK Pound)27,505   (UK Pound)18,345   (UK Pound)7,218
Operating loss ........................           (11,694)          (11,345)           (9,674)            (7,864)           (5,485)
Net loss ..............................           (20,378)          (14,279)           (9,293)            (8,967)           (6,401)

Balance Sheet Data:
At year end:
     Total assets .....................           325,646           331,589           160,044            119,018            78,123
     Noncurrent liabilities ...........           188,863           185,864             6,222              4,989               827

Other Data:
Operating income (loss) before
     depreciation and amortization(4)..             7,996             3,110                25             (2,217)           (3,240)

Cable London - Selected Consolidated Financial and Other Data

                                                                             Year Ended December 31,
                                                  1996              1995             1994                1993               1992
                                                                                (In thousands)
Statement of Operations Data:
Service income ........................  (UK Pound)40,091  (UK Pound)30,277  (UK Pound)21,830   (UK Pound)14,403   (UK Pound)6,907
Operating loss ........................           (13,906)          (13,808)          (10,524)            (9,863)           (7,392)
Net loss ..............................           (21,241)          (17,675)          (11,354)           (11,304)           (8,945)

Balance Sheet Data:
At year end:
     Total assets .....................           170,497           136,450           104,994             85,648            61,323
     Noncurrent liabilities ...........            60,831            73,772            27,659             21,118            15,894

Other Data:
Operating income (loss) before
     depreciation and amortization(4)..               956            (2,961)           (3,531)            (5,869)           (5,431)

Cambridge Cable - Selected Consolidated Financial and Other Data (5)

                                                                             Year Ended December 31,
                                                  1996              1995             1994                1993               1992
                                                                                (In thousands)
Statement of Operations Data:
Service income ........................   (UK Pound)6,401  (UK Pound)20,585  (UK Pound)12,064    (UK Pound)3,571     (UK Pound)725
Operating loss ........................            (2,133)          (12,838)           (8,807)            (7,437)           (3,702)
Net loss ..............................            (4,419)          (20,398)          (12,223)            (7,930)           (3,354)

Balance Sheet Data:
At year end:
     Total assets .....................                             118,885            99,275             56,799            24,263
     Noncurrent liabilities ...........                             109,662            74,916             22,163             1,174

Other Data:
Operating income (loss) before
     depreciation and amortization(4)..                35            (5,688)           (4,171)            (4,770)           (2,565)

See Notes to Selected Financial and Other Data on page 21.

Operating Companies - Proportionate Combined Selected Consolidated Financial and Other Data

The following proportionate combined selected consolidated financial data have been derived from the consolidated financial statements of the Company,
Birmingham Cable and Cable London, after giving effect to the Company's ownership interests in each of the Operating Companies as of December 31, 1996. As of December 31, 1996, the Company had a 27.5% interest in Birmingham Cable, a 50.0% interest in Cable London, a 100% interest in Cambridge Cable and a 100% interest in Teesside. The Company believes that presentation of proportionate combined selected consolidated financial data, although not in accordance with US Generally Accepted Accounting Principles ("GAAP"), facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable and Cable London under the equity method. Prior to March 31, 1996, the Company accounted for its interest in Cambridge Cable under the equity method (see Note 5 to Selected Financial and Other Data on page 21). Beginning on March 31, 1996, the financial position and results of operations of Cambridge Cable were consolidated with those of the Company. The financial position and results of operations of Teesside are consolidated with those of the Company.

                                                                        Year Ended December 31,
                                            1996                1995              1994                 1993                 1992
                                                      (In thousands, except homes passed and subscriber information)
Statement of Operations Data:
Service income ................... (UK Pound)72,057    (UK Pound)47,965    (UK Pound)30,532    (UK Pound)15,810    (UK Pound)6,161
                                   ----------------    ----------------    ----------------    ----------------    ---------------

Operating, selling, general
  and administrative expenses ....           74,728              60,629              37,093              24,123             12,331
Depreciation and amortization ....           30,570              18,923              10,839               6,215              2,734
                                   ----------------    ----------------    ----------------    ----------------    ---------------

Operating loss ...................          (33,241)            (31,587)            (17,400)            (14,528)            (8,904)
                                   ----------------    ----------------    ----------------    ----------------    ---------------

Interest expense, net ............           15,172              10,160               3,726               1,516                680
                                   ----------------    ----------------    ----------------    ----------------    ---------------


Operating Companies' proportionate
  net loss .......................          (48,413)            (41,747)            (21,126)            (16,044)            (9,584)
Reconciliation to the Company's
  consolidated net loss (3) ......            7,838              12,785               4,860               2,861              1,333
                                   ----------------    ----------------    ----------------    ----------------    ---------------

Company's consolidated net loss ..((UK Pound)40,575)  ((UK Pound)28,962)  ((UK Pound)16,266)  ((UK Pound)13,183)  ((UK Pound)8,251)
                                   ================    ================    ================    ================    ===============


Other Data:
Operating loss before depreciation
  and amortization (4) ........... ((UK Pound)2,671)  ((UK Pound)12,664)   ((UK Pound)6,561)   ((UK Pound)8,313)  ((UK Pound)6,170)
Homes passed (6) .................          547,910             395,610             263,820             178,988            104,597
Cable subscribers (7) ............          140,200             101,991              72,449              46,266             26,827
Telephony subscribers (8) ........          168,563             108,598              67,157              31,768             12,852

See Notes to Selected Financial and Other Data on page 21.

Notes to Selected Financial and Other Data

(1) Since the transfer of the interests in the Equity Investees from Holdings to the Company in 1992 did not result in a change in control of the Equity Investees, the financial information of the Company has been presented herein as if the Company held such interests since their initial acquisition by Holdings.

(2) For 1992 through 1994, net loss per share has been presented on a pro forma basis as if the restructuring of the Company's equity in September 1994 and the conversion of the redeemable convertible preference shares issued in connection with the acquisition of Teesside were outstanding for all periods presented.

(3) Includes the effects of differences between the Company's ownership percentages in the Operating Companies during the relevant periods and its ownership percentages as of December 31, 1996, as well as net income (losses) of the Company and its subsidiaries, other than Teesside and Cambridge in 1996.

(4) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's business as "operating cash flow (deficit)." Operating cash flow (deficit) is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's business and the significant level of non-cash depreciation and amortization expense, operating cash flow (deficit) is frequently used as one of the bases for comparing cable/telephony companies. Operating cash flow (deficit) does not purport to represent net income or net cash provided by operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to such measurements as an indicator of the Company's or Operating Companies' performance.

(5) As a result of the Singtel Transaction, the Company owns 100% of Cambridge Cable and has consolidated the financial position and results of operations of Cambridge Cable beginning on March 31, 1996. The 1996 results of operations information for Cambridge Cable is for the three months ended March 31, 1996.

(6) A home is deemed "passed" if it can be connected to the system without further extension of the transmission lines.

(7) A dwelling with one or more television sets connected to the system is counted as one cable subscriber.

(8) A dwelling with one or more telephone lines connected to the system is counted as one telephony subscriber.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast") (see Item 5 - "Market for the Registrant's Common Equity and Related Shareholder Matters"), was incorporated in 1992 to develop, construct, manage and operate the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of December 31, 1996, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of December 31, 1996, the Operating Companies' systems passed more than 975,000 homes or approximately 61% of the homes in their franchise areas and served more than 254,000 cable subscribers, 268,000 residential telephony subscribers and 8,300 business telephony subscribers.

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

General Developments of Business

Industry Consolidation

Based on closed and announced transactions, it is apparent that the UK cable and telecommunications industry is undergoing a significant consolidation, which trend the Company expects to continue in the foreseeable future. The Company has engaged an investment advisor to assist it in evaluating the current state of the UK marketplace, the position of other participants and its alternatives. There can be no assurance that the Company will take any action, or in what time frame any such action, if undertaken, might be accomplished.

SingTel Transaction

In March 1996, the Company completed the acquisition (the "Singtel Transaction") of Singapore Telecom International Pte. Limited's ("Singapore Telecom") 50% interest in Cambridge Cable, pursuant to the terms of a Share Exchange Agreement executed by the parties in December 1995. In exchange for Singapore Telecom's 50% interest in Cambridge Cable and certain loans made to Cambridge Cable, with accrued interest thereon, the Company issued approximately 8.9 million of its Class A Common Shares and paid approximately (UK Pound)11.8 million to Singapore Telecom. The Company has accounted for the Singtel Transaction under the purchase method. As a result of the Singtel Transaction, the Company now owns 100% of Cambridge Cable and Cambridge Cable was consolidated with the Company effective March 31, 1996.

Liquidity and Capital Resources

The Company

Historically, the Company has financed its cash requirements, including its investments in the Equity Investees, through capital contributions from its shareholders, as well as with the proceeds from the Company's initial public offering of 15.0 million of its Class A Common Shares (net proceeds of $209.4 million or (UK Pound)132.6 million) in September 1994 and from the Company's offering of its $517.3 million principal amount at maturity 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") (net proceeds of $291.1 million or (UK Pound)186.9 million) in November 1995. Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends. The Operating Companies have not paid any dividends or advances to the Company and are not expected to pay any dividends or advances in the foreseeable future.

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

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and advances to the Operating Companies in the aggregate of (UK Pound)92.1 million, (UK Pound)71.4 million and (UK Pound)49.3 million during the years ended December 31, 1996, 1995 and 1994, respectively. Of these amounts, (UK Pound)10.7 million, (UK Pound)25.2 million and (UK Pound)47.0 million relate to capital contributions and advances to the Equity Investees during the years ended December 31, 1996, 1995 and 1994, respectively. Although the Company is not contractually committed to make any additional capital contributions or advances to any of the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interests in the Equity Investees.

The Company estimates that the Operating Companies will require an aggregate of approximately (UK Pound)420 million to (UK Pound)520 million after 1996 to complete the build-out of their systems. Although the Company expects that its strategic and financial partners in the Equity Investees will provide their share of such funds, they are not contractually obligated to do so, and thus no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, the Equity Investees will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under existing or new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over the Equity Investees' debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its system could result in loss of its cable franchises and licenses.

The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analysis. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

The Company has entered into certain foreign exchange option contracts ("FX Options") as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of December 31, 1996 and 1995, the Company has (UK Pound)250.0 million notional amount of FX Puts to purchase United States ("US") dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9 million are included in foreign exchange put options and other in the Company's consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts. As of December 31, 1996, the FX Puts had a carrying value of (UK Pound)10.7 million and an estimated fair value of (UK Pound)3.2 million. The differences between the carrying amounts and the estimated fair value of the FX Puts were not significant as of December 31, 1995.

In the fourth quarter of 1995, in order to reduce hedging costs, the Company sold foreign exchange call option contracts ("FX Calls") to exchange (UK Pound)250.0 million notional amount. The Company received (UK Pound)3.4 million from the sale of these contracts. These contracts may only be settled on their expiration dates. Of these contracts, (UK Pound)200.0 million notional amount, with an exchange ratio of $1.70 per (UK Pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (UK Pound)50.0 million notional amount and an exchange ratio of $1.62 per (UK Pound)1.00, has a settlement date in November 2000. In the fourth quarter of 1996, in order to continue to reduce hedging costs, the Company sold additional FX Calls, for proceeds of approximately (UK Pound)2.1 million, to exchange (UK Pound)200.0 million notional amount at average exchange ratio of $1.75 per (UK Pound)1.00. These contracts may only be settled on their expiration dates during the fourth quarter of 1997. The FX Calls are marked-to-market on a current basis in the Company's consolidated statement of operations.

As of December 31, 1996 and 1995, the estimated fair value of the liabilities related to the FX Calls, as recorded in the Company's consolidated balance sheet, was (UK Pound)7.2 million and (UK Pound)3.7 million, respectively. Changes in fair value between measurement dates relating to the FX Calls resulted in exchange losses of (UK Pound)1.3 million during the year ended December 31, 1996 in the Company's consolidated statement of operations. There were not significant exchange gains or losses relating to these contracts for the year ended December 31, 1995.

The Company's ability to meet its long-term liquidity and capital requirements is contingent upon the Operating Companies' ability to obtain external financing and generate positive operating cash flow and the continued funding by the Company's strategic and financial partners. The Company believes that the net proceeds from the sale of the 2007 Discount Debentures along with strategic partner funding, to the extent necessary, will be sufficient to fund the Company's expected capital contributions and advances to Birmingham Cable and Cable London and to fund development and construction costs for Cambridge Cable and Teesside through April 1998.

The Operating Companies

The following is a discussion of the liquidity and capital resources of each of the Operating Companies. Such financial information has not been adjusted for the Company's proportionate ownership percentages in the Operating Companies.

Birmingham Cable. Historically, Birmingham Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partners.

In February 1995, a subsidiary of Birmingham Cable issued 175,000 cumulative (UK Pound)1.00 redeemable five year term preference shares for a paid up value of (UK Pound)175.0 million. The cash received from the preference shares is being used by Birmingham Cable, subject to certain restrictions contained in the Birmingham Facility (as defined below) for capital expenditures and working capital requirements relating to the build-out of its systems. The preference shareholder has an option to require Birmingham Cable to purchase its shareholding. This option is guaranteed by a syndicate of 15 banks which granted the Birmingham Facility and is exercisable on or before February 14, 2000. The preference shares have an effective dividend rate, including advanced corporation tax, of 8.00%.

In February 1995, the Company entered into a (UK Pound)175.0 million five year revolving credit facility (the "Birmingham Facility") which provided for conversion into a five year term loan on March 31, 2000. In March 1997, the terms of the Birmingham Facility were amended to extend the maturity of the term loan to December 31, 2005 and to amend the required cash flow levels (as defined) and certain other terms. The Birmingham Facility will be used by the Company, subject to certain restrictions, to fund the redemption of the preference shares.

The Birmingham Facility contains restrictive covenants which limit the Company's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain minimum build requirements, financial ratios and cash flow levels be maintained and contain restrictions on dividend payments. The Company's three principal shareholders' right to receive consulting fee payments from the Company has been subordinated to the banks under the Birmingham Facility. The payment of consulting fees is restricted until the Company meets certain financial ratio tests under the

Birmingham Facility. The Company has pledged the shares of its material subsidiaries to secure the Birmingham Facility. Upon a change of control, all amounts due under the Birmingham Facility become immediately due and payable.

Birmingham Cable enters into interest rate exchange agreements ("Swaps") as a normal part of its risk management efforts to limit its exposure to adverse fluctuations in interest rates. Using Swaps, Birmingham Cable agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. In conjunction with the Birmingham Facility, a subsidiary of Birmingham Cable and Barclays Bank PLC entered into a five year (UK Pound)175.0 million Swap, whereby the subsidiary receives fixed interest at a rate of 8.83% and pays floating rate interest at the six month London Interbank Offered Rate ("LIBOR"). In addition, a subsidiary of Birmingham Cable entered into a second series of five year interest Swaps with three banks. Under the agreements, the subsidiary pays fixed rate interest at 9.20% and receives floating rate interest at six month LIBOR, based upon the outstanding notional amount of the Swaps. As of December 31, 1996, the notional amount outstanding on the second series of Swaps was (UK Pound)106.0 million and will increase to (UK Pound)160.0 million by January 2, 1998. While Swaps represent an integral part of Birmingham Cable's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1996 and 1995 was not significant.

The Company estimates that approximately (UK Pound)53.0 million will be required in 1997 to continue development and construction of Birmingham Cable's cable/telephony network. An additional (UK Pound)20.0 million to (UK Pound)40.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that the majority of such funds will be provided by the Birmingham Facility. Any additional funding may come from the Company or its strategic and financial partners, borrowings under new credit facilities, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cable London. Historically, Cable London's primary source of funding has been capital contributions and loans from the Company and the Company's strategic and financial partner. In June 1995, Cable London entered into a (UK Pound)60.0 million revolving credit facility (the "London Facility") with various banks. The London Facility has a two year term and an interest rate at LIBOR plus 2.5% (8.75% as of December 31, 1996). The London Facility has been used by Cable London for capital expenditures and working capital requirements relating to the build-out of its systems. The Company's right to receive consulting fee payments from Cable London has been subordinated to the banks under the London Facility. In addition, the Company's shares in Cable London have been pledged to secure the London Facility. Upon a change of control, all amounts due under the London Facility become immediately due and payable.

Cable London is obligated to repay the London Facility on June 30, 1997. Cable London is in the process of refinancing the London Facility and will attempt to complete this refinancing by June 30, 1997, although there can be no assurance that any such refinancing will be available on acceptable terms and conditions. The Company believes that Cable London's obligation to repay the London Facility does not result in the impairment of the Company's investment in Cable London as of December 31, 1996.

The Company estimates that approximately (UK Pound)42.0 million will be required in 1997 to continue development and construction of Cable London's cable/telephony network. An additional (UK Pound)80.0 million to (UK Pound)100.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that the majority of such funds and Cable London's 1997 debt maturity requirements will be provided by the refinancing of the London Facility and by the Company's strategic and financial partner, to the extent necessary. Any additional funding may come from the Company or its strategic and financial partner, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cambridge Cable. Historically, Cambridge Cable's primary source of funding has been capital contributions and loans from the Company and Singapore Telecom prior to March 1996. The Company estimates that approximately (UK Pound)33.0 million will be required in 1997 to continue development and construction of Cambridge Cable's cable/telephony network. An additional (UK Pound)90.0 million to (UK Pound)120.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that a portion of such funds will be provided by the Company, borrowings under credit facilities, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Teesside. Historically, Teesside's primary source of funding has been capital contributions and loans from the Company. The Company estimates that approximately (UK Pound)53.0 million will be required in 1997 to continue development and construction of Teesside's cable/telephony network. An additional (UK Pound)50.0 million to (UK Pound)70.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that such funds will be provided by the Company, borrowings under new credit facilities, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Statement of Cash Flows

Cash and cash equivalents decreased (UK Pound)98.9 million as of December 31, 1996 from December 31, 1995, increased (UK Pound)62.1 million as of December 31, 1995 from December 31, 1994 and increased (UK Pound)96.9 million as of December 31, 1994 from December 31, 1993. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash (used in) provided by operating activities amounted to ((UK Pound)3.0) million, (UK Pound)491,000 and (UK Pound)5.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. The changes in net cash provided by operating activities for the respective periods are primarily due to changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by financing activities, which includes the issuances of securities as well as borrowings, was (UK Pound)2.1 million, (UK Pound)176.0 million and (UK Pound)155.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. During 1995, the Company received proceeds of (UK Pound)192.5 million in connection with its offering of the 2007 Discount Debentures and paid premiums of (UK Pound)13.9 million in connection with the purchase of the FX Puts. During 1994, the Company received proceeds of (UK Pound)134.6 million from its initial public offering and proceeds from borrowings from shareholders, net of repayments, of (UK Pound)20.5 million.

Net cash used in investing activities was (UK Pound)98.0 million, (UK Pound)114.3 million and (UK Pound)63.5 million for the years ended December 31, 1996, 1995, and 1994, respectively. During 1996, net cash used in investing activities includes the acquisition of Cambridge Cable of (UK Pound)10.4 million, net of cash acquired, capital expenditures of (UK Pound)72.3 million and capital contributions and advances to affiliates of (UK Pound)10.7 million. In 1995, the Company purchased (UK Pound)43.1 million of short-term investments, made capital contributions and advances to affiliates of (UK Pound)25.8 million and had capital expenditures of (UK Pound)45.3 million. During 1994, the Company purchased (UK Pound)14.1 million of short-term investments and made capital contributions and advances to affiliates of (UK Pound)47.0 million.

Results of Operations

The Company

The Company recognized net losses of (UK Pound)40.6 million, (UK Pound)29.0 million and (UK Pound)16.3 million for the years ended December 31, 1996, 1995 and 1994 respectively, representing increases of (UK Pound)11.6 million or 40% from 1995 to 1996 and (UK Pound)12.7 million or 78% from 1994 to 1995. The increases in the Company's net losses are due to interest expense on the 2007 Discount Debentures in 1996 and 1995, the effects of the continuing construction of Teesside's cable/telephony network and the effects of the Singtel Transaction in 1996.

Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from 1995 to 1996 are attributable to the effects of the continuing construction of Teesside's cable/telephony network and the consolidation of the results of operations of Cambridge Cable beginning on March 31, 1996. Cambridge Cable's service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense were (UK Pound)20.4 million, (UK Pound)8.0 million, (UK Pound)12.8 million and (UK Pound)9.2 million, respectively, for the nine months ended December 31, 1996. Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense from 1994 to 1995 are attributable to the effects of the continuing construction of Teesside's cable/telephony network which commenced in the third quarter of 1994.

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

Interest expense for the years ended December 31, 1996, 1995 and 1994 was (UK Pound)23.6 million, (UK Pound)3.5 million and (UK Pound)1.0 million, respectively, representing increases of (UK Pound)20.1 million from 1995 to 1996 and (UK Pound)2.5 million from 1994 to 1995. The increases are primarily attributable to interest expense on the 2007 Discount Debentures.

Investment income for the years ended December 31, 1996, 1995 and 1994 was (UK Pound)12.6 million, (UK Pound)11.8 million and (UK Pound)3.9 million, respectively, representing increases of (UK Pound)800,000 from 1995 to 1996, and (UK Pound)7.9 million from 1994 to 1995. The increases are primarily attributable to the increase in the average balance of cash, cash equivalents and short-term investments held by the Company, primarily as a result of the proceeds from the offering of the 2007 Discount Debentures in November 1995 and the proceeds from the Company's initial public offering in September 1994.

Equity in net losses of affiliates for the years ended December 31, 1996, 1995 and 1994 was (UK Pound)18.4 million, (UK Pound)23.7 million and (UK Pound)16.3 million, respectively, representing a decrease of (UK Pound)5.3 million or 22% from 1995 to 1996 and an increase of (UK Pound)7.4 million or 45% from 1994 to 1995. The decrease from 1995 to 1996 is attributable to the consolidation of Cambridge Cable effective March 31, 1996, partially offset by the effects of increases in the net losses of Birmingham Cable and Cable London. The increase from 1994 to 1995 is attributable to the increases in net losses of the Equity Investees.

Exchange (gains) losses and other for the years ended December 31, 1996, 1995 and 1994 were ((UK Pound)13.5) million, (UK Pound)1.7 million and (UK Pound)18,000, respectively, representing changes of (UK Pound)15.2 million from 1995 to 1996 and (UK Pound)1.7 million from 1994 to 1995. These changes primarily result from the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and on the Company's foreign exchange call option contracts. The Company's results of operations will continue to be affected by exchange rate fluctuations.

The Operating Companies

Due to the similar nature of their operations, the following discussion with respect to the Operating Companies' results of operations for the years ended December 31, 1996, 1995 and 1994 is based on their proportionate combined results of operations. Such proportionate combined results of operations have been derived from the financial statements of the Company and the Equity Investees, after giving effect to the Company's ownership interests in each of the Operating Companies as of December 31, 1996. The Company believes that presentation of proportionate combined financial data, although not in accordance with generally accepted accounting principles, facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable, Cable London and Cambridge Cable (through March 31, 1996) under the equity method. The results of operations of Teesside and Cambridge Cable (subsequent to March 31, 1996) are consolidated with those of the Company.

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

Proportionate combined service income was (UK Pound)72.1 million, (UK Pound)48.0 million and (UK Pound)30.5 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing increases of (UK Pound)24.1 million or 50% from 1995 to 1996 and (UK Pound)17.5 million or 57% from 1994 to 1995. Substantially all of the growth in service income during these periods was due to increases in the number of cable communications and telephony subscribers, primarily as a result of additional homes passed. Approximately one-half of the Operating Companies' service income for the years ended December 31, 1996, 1995 and 1994, respectively, is derived from monthly subscription charges relating primarily to cable communications services and approximately one-half of their service income for these periods is derived primarily from usage charges relating to telephony services.

Proportionate combined operating, selling, general and administrative expenses were (UK Pound)74.7 million, (UK Pound)60.6 million and (UK Pound)37.1 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing increases of (UK Pound)14.1 million or 23% from 1995 to 1996 and (UK Pound)23.5 million or 63% from 1994 to 1995. Substantially all of the increases were attributable to the continued development of Teesside's operations and increased business activity resulting from the growth in the number of subscribers and development of the Operating Companies' franchise areas.

Proportionate combined depreciation and amortization expense was (UK Pound)30.6 million, (UK Pound)18.9 million and (UK Pound)10.8 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing increases of (UK Pound)11.7 million or 62% from 1995 to 1996 and (UK Pound)8.1 million or 75% from 1994 to 1995. These increases were due to certain of the Operating Companies' discrete build areas ending their Prematurity Periods as set out under SFAS No. 51, as well as an increase in the percentage used to calculate depreciation expense as a result of an increased number of subscribers in those discrete franchise areas remaining in their Prematurity Period.

Proportionate combined interest expense was (UK Pound)18.0 million, (UK Pound)13.8 million and (UK Pound)4.2 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing increases of (UK Pound)4.2 million or 30% from 1995 to 1996 and (UK Pound)9.6 million or 229% from 1994 to 1995. The increases were primarily attributable to additional loans from shareholders and borrowings under credit facilities.

Proportionate combined investment income was (UK Pound)2.9 million, (UK Pound)3.6 million and (UK Pound)478,000 for the years ended December 31, 1996, 1995 and 1994, respectively, representing a decrease of (UK Pound)700,000 or 19% from 1995 to 1996 and an increase of (UK Pound)3.1 million from 1994 to 1995. The decrease from 1995 to 1996 and the increase from 1994 to 1995 were attributable to a decrease and increase, respectively, in the average balance of cash, cash equivalents and restricted cash held by the Operating Companies during the respective periods.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Comcast UK Cable Partners Limited

We have audited the accompanying consolidated balance sheet of Comcast UK Cable Partners Limited (a company incorporated in Bermuda) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast UK Cable Partners Limited and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Comcast UK Cable Partners Limited

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Comcast UK Cable Partners Limited (a company incorporated in Bermuda) and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Comcast UK Cable Partners Limited and subsidiaries for the year ended December 31, 1994 in conformity with the accounting principles generally accepted in the United States.




                                   /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 17, 1995

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in (UK Pound)000's, except share data)

                                                                                                     December 31,
                                                                                                1996               1995
ASSETS

CURRENT ASSETS
    Cash and cash equivalents ........................................................  (UK Pound)63,314  (UK Pound)162,231
    Short-term investments ...........................................................            61,466             57,240
    Accounts receivable, less allowance for
       doubtful accounts of (UK Pound)1,338 and(UK Pound)40 ..........................             2,922                135
    Other current assets .............................................................             5,219              4,585
                                                                                        ----------------  -----------------
       Total current assets ..........................................................           132,921            224,191
                                                                                        ----------------  -----------------

INVESTMENTS IN AFFILIATES ............................................................            69,472            127,858
                                                                                        ----------------  -----------------

PROPERTY AND EQUIPMENT ...............................................................           231,616             47,750
    Accumulated depreciation .........................................................           (12,885)            (1,271)
                                                                                        ----------------  -----------------
    Property and equipment, net ......................................................           218,731             46,479
                                                                                        ----------------  -----------------

DEFERRED CHARGES .....................................................................            60,734             23,162
    Accumulated amortization .........................................................            (8,368)            (3,600)
                                                                                        ----------------  -----------------
    Deferred charges, net ............................................................            52,366             19,562
                                                                                        ----------------  -----------------

FOREIGN EXCHANGE PUT OPTIONS AND OTHER, net ..........................................            11,002             13,799
                                                                                        ----------------  -----------------

                                                                                       (UK Pound)484,492  (UK Pound)431,889
                                                                                        ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses ............................................  (UK Pound)23,208   (UK Pound)11,658
    Current portion of long-term debt ................................................             1,463                 84
    Foreign exchange call options ....................................................             4,086              1,577
    Due to affiliates ................................................................               676              2,224
                                                                                        ----------------  -----------------
       Total current liabilities .....................................................            29,433             15,543
                                                                                        ----------------  -----------------

LONG-TERM DEBT, less current portion .................................................           202,626            196,341
                                                                                        ----------------  -----------------

FOREIGN EXCHANGE CALL OPTIONS AND OTHER ..............................................             3,079              2,184
                                                                                        ----------------  -----------------

LONG-TERM DEBT, due to shareholder ...................................................            10,322              9,453
                                                                                        ----------------  -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred shares, (UK Pound).01 par value - authorized,
       10,000,000 shares; issued none ................................................
    Class A common shares, (UK Pound).01 par value -
       authorized, 50,000,000 shares; issued, 37,231,997
       and 28,372,334 ................................................................               372                284
    Class B common shares,(UK Pound).01 par value -
       authorized, 50,000,000 shares; issued, 12,872,605 .............................               129                129
    Additional capital ...............................................................           358,548            287,397
    Accumulated deficit ..............................................................          (120,017)           (79,442)
                                                                                        ----------------  -----------------
       Total shareholders' equity ....................................................           239,032            208,368
                                                                                        ----------------  -----------------

                                                                                       (UK Pound)484,492  (UK Pound)431,889
                                                                                        ================   ================

See notes to consolidated financial statements.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in (UK Pound)000's, except per share data)

                                                            Year Ended December 31,
                                                  1996                 1995               1994
REVENUES
   Service income ...................... (UK Pound)31,358     (UK Pound)1,530    (UK Pound)
   Consulting fee income ...............            1,070               1,313               1,356
                                        -----------------   -----------------   -----------------
                                                   32,428               2,843               1,356
                                        -----------------   -----------------   -----------------

COSTS AND EXPENSES
   Operating ...........................           12,211                 683
   Selling, general and administrative .           25,073               7,815                 777
   Management fees .....................            2,997               3,105               2,175
   Depreciation and amortization .......           16,700               3,049               1,228
                                        -----------------   -----------------   -----------------
                                                   56,981              14,652               4,180
                                        -----------------   -----------------   -----------------

OPERATING LOSS .........................          (24,553)            (11,809)             (2,824)

OTHER (INCOME) EXPENSE
   Interest expense ....................           23,627               3,539               1,036
   Investment income ...................          (12,555)            (11,758)             (3,901)
   Equity in net losses of affiliates ..           18,432              23,677              16,289
   Exchange (gains) losses and other ...          (13,482)              1,695                  18
                                        -----------------   -----------------   -----------------
                                                   16,022              17,153              13,442
                                        -----------------   -----------------   -----------------

NET LOSS ...............................((UK Pound)40,575)  ((UK Pound)28,962)  ((UK Pound)16,266)
                                        =================   =================   =================

NET LOSS PER SHARE (PRO FORMA IN 1994) .   ((UK Pound).84)     ((UK Pound).70)     ((UK Pound).54)
                                        =================   =================   =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (PRO FORMA IN 1994) .....           48,216              41,245              30,117
                                        =================   =================   =================

See notes to consolidated financial statements.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in (UK Pound)000's)

                                                                                 Year Ended December 31,
                                                                       1996               1995               1994
OPERATING ACTIVITIES
   Net loss ................................................ ((UK Pound)40,575) ((UK Pound)28,962) ((UK Pound)16,266)
   Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
     Depreciation and amortization .........................            16,700              3,049              1,228
     Amortization on foreign exchange contracts ............             2,752                (75)              (150)
     Non-cash interest expense .............................            23,209              3,539                723
     Non-cash investment income ............................            (2,854)            (5,016)            (1,761)
     Exchange (gains) losses ...............................           (18,857)               944
     Equity in net losses of affiliates ....................            18,432             23,677             16,289
     Net increase in foreign exchange contracts and other ..              (199)               619                567
                                                              ----------------  -----------------  -----------------
                                                                        (1,392)            (2,225)               630

     Increase in accounts receivable and other
       current assets ......................................            (1,154)            (2,658)            (1,292)
     Increase in accounts payable and accrued expenses .....             1,045             10,002              1,225
     (Decrease) increase in due to affiliates ..............            (1,548)            (4,628)             4,734
                                                              ----------------  -----------------  -----------------
         Net cash (used in) provided by operating activities            (3,049)               491              5,297
                                                              ----------------  -----------------  -----------------

FINANCING ACTIVITIES
   Proceeds from borrowings ................................                              192,542
   Repayment of debt .......................................               (38)
   Debt acquisition costs ..................................                               (6,089)
   Purchase of foreign exchange put options ................                              (13,855)
   Proceeds from sale of foreign exchange call options .....             2,125              3,415
   Borrowings from shareholders ............................                                                  32,647
   Repayment of loans to shareholders ......................                                                 (12,193)
   Issuances of shares, net ................................                                                 134,560
   Other ...................................................                                  (53)
                                                              ----------------  -----------------  -----------------
         Net cash provided by financing activities .........             2,087            175,960            155,014
                                                              ----------------  -----------------  -----------------

INVESTING ACTIVITIES
   Acquisition, net of cash acquired .......................           (10,373)
   Purchases of short-term investments, net ................            (4,226)           (43,141)           (14,099)
   Capital contributions and advances to affiliates ........           (10,667)           (25,829)           (46,963)
   Capital expenditures ....................................           (72,297)           (45,308)            (1,718)
   Deferred charges and other ..............................              (392)               (59)              (680)
                                                              ----------------  -----------------  -----------------
         Net cash used in investing activities .............           (97,955)          (114,337)           (63,460)
                                                              ----------------  -----------------  -----------------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS .............................................           (98,917)            62,114             96,851

CASH AND CASH EQUIVALENTS, beginning of year ...............           162,231            100,117              3,266
                                                              ----------------  -----------------  -----------------

CASH AND CASH EQUIVALENTS, end of year .....................  (UK Pound)63,314  (UK Pound)162,231  (UK Pound)100,117
                                                              ================  =================  =================

See notes to consolidated financial statements.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)

                                       A1 Preferred           A2 Preferred            A3 Preferred              B Preferred
                                   Shares     Amount      Shares      Amount      Shares       Amount       Shares       Amount
  BALANCE,
   JANUARY 1, 1994.............. 51,425  (UK Pound)514    8,075 (UK Pound)8,075   24,009 (UK Pound)24,009   43,653 (UK Pound)43,653
     Net loss...................
     Shares issued under
       former shareholders
       agreement................  1,729             18      271             271
     Shares issued in
       connection with
       Teesside acquisition ....
     Shares issued in
       connection with
       Initial Public Offering .
     Conversion of shares
       in connection with
       Initial Public Offering .
     Restructuring..............(53,154)          (532)  (8,346)         (8,346) (24,009)         (24,009) (43,653)         (43,653)
                                 ------  -------------    ----- ---------------   ------ ----------------   ------ -----------------

  BALANCE,
   DECEMBER 31, 1994............
     Net loss...................
     Other......................
                                 ------  -------------    ----- ---------------   ------ ----------------   ------ -----------------

  BALANCE,
   DECEMBER 31, 1995............
     Net loss...................
     Shares issued in
       connection with
       Singtel Transaction......
                                 ------  -------------    ----- ---------------   ------ ----------------   ------ -----------------

  BALANCE,
   DECEMBER 31, 1996............         (UK Pound)             (UK Pound)               (UK Pound)                (UK Pound)
                                 ======  =============    ===== ===============   ====== ================   ====== =================

                                                                                Redeemable Convertible
                                       A Ordinary               B Ordinary            Preference                   A Common
                                  Shares        Amount       Shares     Amount  Shares            Amount     Shares        Amount
  BALANCE,
   JANUARY 1, 1994..............      6      (UK Pound)6        4   (UK Pound)           (UK Pound)                (UK Pound)
     Net loss...................
     Shares issued under
       former shareholders
       agreement................
     Shares issued in
       connection with
       Teesside acquisition ....                                                 13,620            13,620
     Shares issued in
       connection with
       Initial Public Offering .                                                                            15,000             150
     Conversion of shares
       in connection with
       Initial Public Offering .                                                (13,620)          (13,620)   1,431              14
     Restructuring..............     (6)              (6)      (4)                                          11,941             120
                                    ---      -----------       ---   ----------  -------   --------------   ------   -------------

  BALANCE,
   DECEMBER 31, 1994............                                                                            28,372             284
     Net loss...................
     Other......................
                                    ---      -----------       ---   ----------  -------   --------------   ------   -------------

  BALANCE,
   DECEMBER 31, 1995............                                                                            28,372             284
     Net loss...................
     Shares issued in
       connection with
       Singtel Transaction......                                                                             8,860              88
                                    ---      -----------       ---   ----------  -------   -------------    ------   -------------

  BALANCE,
   DECEMBER 31, 1996............             (UK Pound)             (UK Pound)             (UK Pound)       37,232   (UK Pound)372
                                    ===      ===========       ===   =========== =======    ============   =======   =============

                                          B Common             Additional         Accumulated
                                   Shares         Amount         Capital            Deficit             Total
  BALANCE,
   JANUARY 1, 1994..............           (UK Pound)      (UK Pound)50,905    ((UK Pound)34,214)  (UK Pound)92,948
     Net loss...................                                                         (16,266)           (16,266)
     Shares issued under
       former shareholders
       agreement................                                      1,714                                   2,003
     Shares issued in
       connection with
       Teesside acquisition ....                                                                             13,620
     Shares issued in
       connection with
       Initial Public Offering .                                    132,407                                 132,557
     Conversion of shares
       in connection with
       Initial Public Offering .                                     13,606
     Restructuring..............   12,873            129             88,818                                  12,521
                                   ------  -------------  -----------------   ------------------  -----------------

  BALANCE,
   DECEMBER 31, 1994............   12,873            129            287,450              (50,480)           237,383
     Net loss...................                                                         (28,962)           (28,962)
     Other......................                                        (53)                                    (53)
                                   ------  -------------  -----------------   ------------------  -----------------

  BALANCE,
   DECEMBER 31, 1995............   12,873            129            287,397              (79,442)           208,368
     Net loss...................                                                         (40,575)           (40,575)
     Shares issued in
       connection with
       Singtel Transaction......                                     71,151                                  71,239
                                   ------  -------------  -----------------   ------------------  -----------------

  BALANCE,
   DECEMBER 31, 1996............   12,873  (UK Pound)129  (UK Pound)358,548   ((UK Pound)120,017) (UK Pound)239,032
                                   ======  =============  =================   ==================  =================

See notes to consolidated financial statements.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.   BUSINESS

     Comcast UK Cable Partners Limited and subsidiaries (the "Company"), a Bermuda company incorporated in 1992, was formed to develop, construct, manage and operate the interests of Comcast Corporation ("Comcast") in the United Kingdom ("UK") cable and telecommunications industry. The Company is a controlled subsidiary of Comcast U.K. Holdings, Inc. ("Holdings"), a Delaware corporation indirectly wholly owned by Comcast. As of December 31, 1996, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     Subsidiaries of the Company maintain their books and records in accordance with accounting principles generally accepted in the UK. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as practiced in the United States ("US") and are stated in UK pounds sterling ("UK Pound"). There were no significant differences between accounting principles followed for UK purposes and generally accepted accounting principles practiced in the US. The UK Pound exchange rate as of December 31, 1996 and 1995 was US $1.71 and US $1.55, respectively.

     Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions among the consolidated entities have been eliminated.

     Management's Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1996 and 1995, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates. A reasonable estimate of the due to affiliates is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

     Cash Equivalents and Short-term Investments
     Cash equivalents consist principally of commercial paper, time deposits and money market funds with maturities of three months or less when purchased. Short-term investments consist principally of commercial paper and corporate floating rate notes with maturities greater than three months when purchased. The carrying amounts of the Company's cash equivalents and short-term investments, classified as available for sale securities, approximate their fair values.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Investments in Affiliates
     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net losses of affiliates over the remaining original lives of the related franchises of eight years.

     Prematurity Period
     The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable telecommunications systems in Teesside and Cambridge Cable under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies."

     Under SFAS No. 51, during the period while the systems are partially under construction and partially in service (the "Prematurity Period"), costs of cable telecommunications plant, including materials, direct labor and construction overhead are capitalized. Subscriber-related costs and general and administrative costs are expensed as incurred. Costs incurred in anticipation of servicing a fully operating system that will not vary regardless of the number of subscribers are partially expensed and partially capitalized, based upon the percentage of average actual or estimated subscribers, whichever is greater, to the total number of subscribers expected at the end of the Prematurity Period (the "Fraction").

     During the Prematurity Period, depreciation and amortization of system assets is determined by multiplying the depreciation and amortization of the total capitalized system assets expected at the end of the Prematurity Period by the Fraction. At the end of the Prematurity Period, depreciation and amortization of system assets is based on the remaining undepreciated cost at that date.

     As of December 31, 1996, two of the Company's five franchise areas which are under construction have completed their Prematurity Period. The remaining Prematurity Periods are expected to terminate at various dates from 1998 to 1999.

     Property and Equipment
     Property and equipment, which principally consists of system assets, is shown at historical cost less accumulated depreciation. Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     System assets

     Prior to the  Prematurity  Period,  no  depreciation  is provided on system
     assets.  During  the  Prematurity  Period,   depreciation  is  provided  in
     accordance with SFAS No. 51.

     Depreciation of system assets is provided by the straight-line method over estimated useful lives as follows:

                  Plant                                     15-40 years
                  Network                                      15 years
                  Subscriber equipment                       6-10 years
                  Switch                                       10 years

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Non-system assets

     Depreciation of non-system assets is provided by the straight-line method over estimated useful lives as follows:

                  Buildings                                    40 years
                  Fixtures, fittings and equipment              5 years
                  Vehicles                                      4 years
                  Computers                                     4 years

     Leased Assets
     Assets held under capital leases are treated as if they had been purchased outright and the corresponding liability is included in long-term debt. Capital lease payments include principal and interest, with the interest portion being expensed. Payments on operating leases are expensed on a straight-line basis over the lease term.

     Deferred Charges
     Deferred charges consist primarily of franchise acquisition costs attributable to obtaining, developing and maintaining the franchise licenses of Teesside and Cambridge Cable, organization costs incurred in connection with the formation of the Company, debt acquisition costs relating to the sale of approximately $517.3 million principal amount at maturity of the Company's 11.20% Senior Discount Debentures Due 2007 (the "2007 Discount Debentures" - see Note 7) and goodwill arising from the Singtel Transaction (see Note 4). Franchise acquisition costs are being amortized on a straight-line basis over the remaining original lives of the related franchises of 12 to 15 years. Organization costs are being amortized on a straight-line basis over five years. Debt acquisition costs are being amortized on a straight-line basis over the term of the 2007 Discount Debentures of 12 years. Goodwill is being amortized on a straight-line basis over the remaining original lives of the related franchises of 11 years.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting services to subscribers who are delinquent.

     Stock Based Compensation
     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock- Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting
     Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation expense for stock appreciation rights is recorded annually based on changes in quoted market prices of the Company's stock or other determinants of fair value at the end of the year (see Note 9).

     Income Taxes
     The Company is exempt from US federal, state and local income taxes. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda and, accordingly, no provision for such taxes has been recorded by the Company. In the event that such taxes are levied, the Company has received an undertaking from the Bermuda Government exempting it from all such taxes until March 2016.

     The Company's wholly owned subsidiaries recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of their assets and liabilities and expected benefits of

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the financial statements in the period of enactment.

     Pro Forma Net Loss per Share
     Pro forma net loss per share has been presented in the Company's consolidated statement of operations as if the Restructuring (see Note 8) and the conversion of the Company's Redeemable Convertible Preference Shares issued in connection with the Teesside acquisition (see Note 3) were outstanding for all periods presented.

     Derivative Financial Instruments
     The Company uses derivative financial instruments, principally foreign exchange option contracts ("FX Options"), to manage its exposure to fluctuations in foreign currency exchange rates.

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Notes 6 and 7). The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     New Accounting Pronouncement
     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This standard, which clarifies and supersedes the current authoritative accounting literature regarding the computation and disclosure of earnings per share, is applicable to interim and annual periods ending after December 15, 1997 and may not be applied earlier. The Company does not expect adoption of this standard to result in significant changes to the Company's calculation or presentation of loss per share.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1996.

3.   TEESSIDE ACQUISITION

     In June 1994, the Company acquired all of the outstanding shares of two companies that owned Teesside, which comprise an area containing approximately 254,000 homes. As consideration for Teesside, the Company issued 13.6 million Redeemable Convertible Preference Shares, par value (UK Pound)1.00 per share. In September 1994, in connection with the IPO (see
     Note 8), the Redeemable  Convertible  Preference Shares were converted into
     1.4 million of the Company's Class A Common Shares. The construction of Teesside's cable telecommunications network commenced in the third quarter of 1994. Teesside added its initial cable and telephony subscribers in June 1995.

4.   SINGTEL TRANSACTION

     In March 1996, the Company completed the acquisition (the "Singtel Transaction") of Singapore Telecom International Pte. Limited's ("Singapore Telecom") 50% interest in Cambridge Holding Company Limited ("Cambridge Cable"), pursuant to the terms of a Share Exchange Agreement executed by the parties in December 1995. In exchange for Singapore Telecom's 50% interest in Cambridge Cable and certain loans made to Cambridge Cable, with accrued interest thereon, the Company issued approximately 8.9 million of its Class A Common Shares and paid approximately (UK Pound)11.8 million to Singapore Telecom. The Company has accounted for the Singtel Transaction under the purchase method. As a result of the Singtel Transaction, the Company owns 100% of Cambridge Cable and Cambridge Cable was consolidated with the Company effective March 31, 1996.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     The following unaudited pro forma information for the years ended December 31, 1996 and 1995 has been presented as if the Singtel Transaction had occurred at the beginning of each period. This unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what results would have been had the Company owned 100% of Cambridge Cable since such dates (in thousands, except per share data).

                                                     Year Ended December 31,
                                                    1996                1995

        Revenues.......................... (UK Pound)38,651    (UK Pound)22,859

        Net loss..........................          (42,300)            (37,616)

        Net loss per share................             (.84)               (.75)

5.   INVESTMENTS IN AFFILIATES

     The Company has historically invested in three affiliates (the "Equity Investees," which term excludes Cambridge Cable as of March 31, 1996 - see
     Note 4): Birmingham Cable, Cable London and Cambridge Cable. The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of December 31, 1996, the Company's ownership interest in the Equity Investees is as follows:

                Birmingham Cable................................27.5%
                Cable London (1)................................50.0%
     ---------------
     (1) Increased in September 1996 from 49.0% due to the buyout of certain minority shareholders.

     The Company also has a 16.4% interest in Cable Programme Partners-1 Limited Partnership ("CPP-1") which previously developed and distributed cable programming in the UK. During 1995, CPP-1 sold its only channel and has wound down its operations to a minimal level of activity. The carrying value of the Company's investment in CPP-1 has been reduced to zero and the Company has no future funding commitments to CPP-1.

     Included in investments in affiliates as of December 31, 1996 and December 31, 1995, are loans to Cable London of (UK Pound)22.5 million and (UK Pound)21.0 million and accrued interest of (UK Pound)3.6 million and (UK Pound)1.9 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (8.00% effective rate as of December 31, 1996) and are subordinate to Cable London's revolving bank credit facility. Of these loans, (UK Pound)21.0 million as of December 31, 1996 and 1995 are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of December 31, 1995 are loans to Cambridge Cable of (UK Pound)47.4 million and accrued interest of (UK Pound)5.1 million. The Cambridge Cable loans and related accrued interest have been eliminated in consolidation subsequent to the Singtel Transaction (see Note
     4).

     Cable London is obligated to repay a (UK Pound)60.0 million revolving credit facility (the "London Facility") on June 30, 1997. Cable London is in the process of refinancing the London Facility and will attempt to complete this refinancing by June 30, 1997, although there can be no assurance that any such refinancing will be available on acceptable terms and conditions. In the event this refinancing cannot be accomplished, Cable London intends to seek financing from alternative sources. The Company believes that Cable London's obligation to repay the London Facility does not result in the impairment of the Company's investment in Cable London as of December 31, 1996.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Although the Company is not contractually committed to make any additional capital contributions or advances to any of the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interests in the Equity Investees.

     Summarized financial information for affiliates accounted for under the equity method for 1996, 1995 and 1994, is as follows:

                                           Birmingham            Cable          Cambridge
                                             Cable              London           Cable (2)      CPP-1 (1)           Combined
                                        (UK Pound)000       (UK Pound)000     (UK Pound)000   (UK Pound)000       (UK Pound)000
YEAR ENDED DECEMBER 31, 1996
Results of operations
     Service income...................(UK Pound)52,472    (UK Pound)40,091  (UK Pound)6,401  (UK Pound)         (UK Pound)98,964
     Operating, selling, general and
       administrative expenses........         (44,476)            (39,135)          (6,366)                             (89,977)
     Depreciation and amortization....         (19,690)            (14,862)          (2,168)                             (36,720)
     Operating loss...................         (11,694)            (13,906)          (2,133)                             (27,733)
     Net loss.........................         (20,378)            (21,241)          (4,419)                             (46,038)
     Company's equity in net loss.....          (5,671)            (10,551)          (2,210)                             (18,432)

AT DECEMBER 31, 1996
Financial position
     Current assets...................          70,531              10,217                                                80,748
     Noncurrent assets................         255,115             160,280                                               415,395
     Current liabilities..............          33,628              85,557                                               119,185
     Noncurrent liabilities...........         188,863              60,831                                               249,694

YEAR ENDED DECEMBER 31, 1995
Results of operations
     Service income...................          39,004              30,277           20,585        1,088                  90,954
     Operating, selling, general and
       administrative expenses........         (35,894)            (33,238)         (26,273)      (5,673)               (101,078)
     Depreciation and amortization....         (14,455)            (10,847)          (7,150)         (34)                (32,486)
     Operating loss...................         (11,345)            (13,808)         (12,838)      (4,619)                (42,610)
     Net loss.........................         (14,279)            (17,675)         (20,398)      (5,388)                (57,740)
     Company's equity in net loss.....          (3,922)             (8,657)         (10,200)        (898)                (23,677)

AT DECEMBER 31, 1995
Financial position
     Current assets...................          78,304               8,869            5,009                               92,182
     Noncurrent assets................         253,285             127,581          113,876                              494,742
     Current liabilities..............          22,192              17,328           18,954                               58,474
     Noncurrent liabilities...........         185,864              73,772          109,662                              369,298

YEAR ENDED DECEMBER 31, 1994
Results of operations
     Service income...................          27,505              21,830           12,064        1,903                  63,302
     Operating, selling, general and
       administrative expenses........         (27,480)            (25,361)         (16,235)     (12,027)                (81,103)
     Depreciation and amortization....          (9,699)             (6,993)          (4,636)         (41)                (21,369)
     Operating loss...................          (9,674)            (10,524)          (8,807)     (10,165)                (39,170)
     Net loss.........................          (9,293)            (11,354)         (12,223)      (9,853)                (42,723)
     Company's equity in net loss.....          (2,657)             (5,550)          (6,112)      (1,970)                (16,289)

(1) 1995 results of operations information for CPP-1 is for the six months ended June 30, 1995.
(2) 1996 results of operations information for Cambridge Cable is for the three months ended March 31, 1996 (see Note 4).

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


6.   FOREIGN CURRENCY RISK MANAGEMENT

     The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analysis.

     The Company has entered into certain foreign exchange option contracts ("FX Options") as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (primarily the $517.3 million principal amount at maturity of the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of December 31, 1996 and 1995, the Company has (UK Pound)250.0 million notional amount of FX Puts to purchase US dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9 million are included in foreign exchange put options and other in the Company's consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts. As of December 31, 1996, the FX Puts had a carrying value of (UK Pound)10.7 million and an estimated fair value of (UK Pound)3.2 million. The differences between the carrying amounts and the estimated fair value of the FX Puts were not significant as of December 31, 1995.

     In the fourth quarter of 1995, in order to reduce hedging costs, the Company sold foreign exchange call option contracts ("FX Calls") to exchange (UK Pound)250.0 million notional amount. The Company received (UK Pound)3.4 million from the sale of these contracts. These contracts may only be settled on their expiration dates. Of these contracts, (UK Pound)200.0 million notional amount, with an exchange ratio of $1.70 per (UK Pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (UK Pound)50.0 million notional amount and an exchange ratio of $1.62 per (UK Pound)1.00, has a settlement date in November 2000. In the fourth quarter of 1996, in order to continue to reduce hedging costs, the Company sold additional FX Calls, for proceeds of approximately (UK Pound)2.1 million, to exchange (UK Pound)200.0 million notional amount at an average exchange ratio of $1.75 per (UK Pound)1.00. These contracts may only be settled on their expiration dates during the fourth quarter of 1997. The FX Calls are marked-to-market on a current basis in the Company's consolidated statement of operations.

     As of December 31, 1996 and 1995, the estimated fair value of the liabilities related to the FX Calls, as recorded in the Company's consolidated balance sheet, was (UK Pound)7.2 million and (UK Pound)3.7 million, respectively. Changes in fair value between measurement date relating to the FX Calls resulted in exchange losses of (UK Pound)1.3 million during the year ended December 31, 1996 in the Company's consolidated statement of operations. There were no significant exchange gains or losses relating to these contracts for the year ended December 31, 1995.

7.   LONG-TERM DEBT

     In November 1995, the Company received net proceeds of approximately $291.1 million ((UK Pound)186.9 million) from the sale of its 2007 Discount Debentures in a public offering ($517.3 million principal at maturity). Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The accreted value of the 2007 Discount Debentures was (UK Pound)198.1 million and (UK Pound)195.9 million as of December 31, 1996 and 1995, respectively.

     As of December 31, 1996, Cambridge Cable has outstanding bank loans of (UK Pound)533,000 which are included in long-term debt. These bank loans are secured by Cambridge Cable's land and buildings in Cambridge and Bishop

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Stortford and are payable over 17 years at (UK Pound)39,000 per year. Interest is charged at a variable rate of 1% over the London Interbank Offered Rate ("LIBOR") (7.25% as of December 31, 1996). Also included in long-term debt as of December 31, 1996 are capital lease obligations of Cambridge Cable and Teesside (see Note 13).

     The difference between the carrying amounts and the estimated fair value of the Company's long-term debt was not significant as of December 31, 1996. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt.

     The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to enter into arrangements for the sale of assets, mergers, the incurrence of additional debt and the payment of dividends. The Company was in compliance with such restrictive covenants as of December 31, 1996.

8.   SHAREHOLDERS' EQUITY

     In September 1994, the Company consummated an initial public offering (the "IPO") of 15.0 million of its Class A Common Shares for net proceeds of $209.4 million ((UK Pound)132.6 million).

     Contemporaneously with the IPO, Holdings and UK Cable Partners Limited ("UKCPL"), which was owned by Warburg, Pincus Investors, L.P. and Bankers Trust Investments PLC, restructured their arrangements with respect to the Company (the "Restructuring"). Pursuant to the Restructuring, Holdings and UKCPL exchanged their ordinary shares and preferred shares in the Company and a portion of their loans, with accrued interest thereon through the date of the Restructuring, to the Company for an aggregate of 12.9 million Class B Common Shares and 11.9 million Class A Common Shares, respectively. As a result of the IPO, the Restructuring and the Singtel Transaction (see
     Note 4), Holdings owns 25.7% of the total outstanding shares of the Company. Because the Class A Common Shares are entitled to one vote per share and the Class B Common Shares are entitled to ten votes per share, Holdings, through its ownership of the Class B Common Shares, controls approximately 77.6% of the total voting power of all outstanding shares of the Company. The Class A Common Shares which UKCPL would otherwise have been entitled to receive in the Restructuring were distributed to its shareholders.


9.   STOCK OPTION/SAR PLANS

     The Company implemented a Stock Appreciation Rights ("SAR") plan during 1995 for certain outside directors under which the terms of the SARs granted are determined by the Compensation Committee of the Board of Directors (the "SAR Plan"). Under the SAR Plan, eligible participants are entitled to receive a cash payment from the Company equal to 100% of the excess, if any, of the fair market value of a share of the Company's Class A Common Stock at the time of exercise over the fair market value of such a share at the grant date. Under the plan, a total of 50,000 SARs may be granted. The SARs have a term of ten years from the date of grant and are immediately exercisable. A total of 6,000 and 15,000 SARs were awarded in 1996 and 1995, respectively, and 21,000 SARs were outstanding at December 31, 1996, all exercisable. The fair value of the Company's stock at the grant date of the SARs was $12.63 and $16.25 for 1996 and 1995 grants, respectively. Compensation expense recorded during the year ended December 31, 1996 was not significant. No compensation expense was recognized during the year ended December 31, 1995 as the exercise price of the SARs was not less then the fair value of a share of the Company's Class A Common Stock at December 31, 1995.

     The Company implemented a qualified stock option plan during 1995 for certain employees, officers, and directors, under which the option prices and other terms are determined by the Compensation Committee of the Board of Directors (the "Option Plan"). Under the Option Plan, not more than 250,000 of the Company's Class

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     A Common Shares may be issued pursuant to the plan upon exercise of qualified stock options. All options must be granted within ten years from the date of adoption of the plan, with options becoming exercisable over four years from the date of grant. A total of 20,250 options, with an exercise price of $12.63, were granted in 1996 and are outstanding (none exercisable) at December 31, 1996. No options were granted in 1995. No compensation expense has been recognized during the year ended December 31, 1996 under this plan as the exercise price of the grants were not less than the fair market value of the shares at the grant date. The fair market value of the options granted in 1996 was not significant.

10.  RELATED PARTY TRANSACTIONS

     Comcast U.K. Consulting, Inc. ("UK Consulting"), a wholly owned subsidiary of the Company, earns consulting fee income under consulting agreements with the Equity Investees. The consulting fee income is generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas.

     The Company's right to receive consulting fee payments from Birmingham Cable and Cable London has been subordinated to the banks under their credit facilities. Accordingly, a portion of these fees have been classified as long-term receivables and are included in investments in affiliates in the Company's consolidated balance sheet. In addition, the Company's shares in Cable London have been pledged to secure amounts outstanding under the London Facility.

     Management fee expense is incurred under agreements between the Company on the one hand, and Comcast, the Company's controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. As of December 31, 1996 and 1995, due to affiliates consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     Investment income includes (UK Pound)2.9 million, (UK Pound)5.0 million and (UK Pound)1.9 million of interest income in 1996, 1995 and 1994, respectively, relating to the loans to Cable London and Cambridge Cable described in Note 5.

     Long-term debt due to shareholder consists of 9% Subordinated Notes payable to Holdings (the "Notes") which are due in 1999. During the years ended December 31, 1996, 1995 and 1994, interest expense on the Notes was (UK Pound)870,000, (UK Pound)800,000 and (UK Pound)200,000, respectively. Interest expense for the year ended December 31, 1994 also includes (UK Pound)831,000 relating to 1994 loans from shareholders that were converted or repaid in connection with the Restructuring (see Note 8).

     In management's opinion, the foregoing transactions were entered into on terms no more or less favorable than those with non-affiliated parties.

11.  INCOME TAXES

     The Company's wholly owned subsidiaries have a deferred tax asset arising from the carryforward of net operating losses and the differences between the book and tax basis of property. However, a valuation allowance has been recorded to fully reserve the deferred tax asset as its realization is uncertain.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Significant components of deferred income taxes are as follows:

                                                                                 December 31,
                                                                           1996                1995
                                                                      (UK Pound)000       (UK Pound)000
         Net operating loss carryforwards
           (carried forward indefinitely)............................(UK Pound)13,485     (UK Pound)2,361
         Differences between book and tax
           basis of property.........................................           1,024                 284
         Other.......................................................             170                  19
         Less: Valuation allowance...................................         (14,679)             (2,664)
                                                                     ----------------     ---------------
                                                                     (UK Pound)           (UK Pound)
                                                                     ================     ===============

12.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The  Company  made  cash  payments  for  interest  of   approximately   (UK
     Pound)418,000 and (UK Pound)313,000 during the years ended December 31, 1996 and 1994, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     Certain of the Company's facilities and equipment are held under operating or capital leases which expire through 2001.

     A summary of assets held under capital lease are as follows:

                                                                                   December 31,
                                                                           1996                  1995
                                                                      (UK Pound)000         (UK Pound)000
         Land, buildings and equipment...............................(UK Pound)8,605        (UK Pound)490
         Less: Accumulated depreciation..............................           (834)                 (90)
                                                                     ---------------      ---------------
                                                                     (UK Pound)7,771        (UK Pound)400
                                                                     ===============      ===============

     Future minimum rental payments under lease commitments with an initial or remaining term of more than one year as of December 31, 1996 are as follows:

                                                                         Capital            Operating
                                                                         leases               leases
                                                                      (UK Pound)000       (UK Pound)000
         1997........................................................(UK Pound)1,861     (UK Pound)1,369
         1998........................................................          1,610               1,030
         1999........................................................          1,249                 410
         2000........................................................            627                  59
         2001........................................................            395                  27
         Thereafter..................................................          1,137
                                                                      --------------     ---------------
         Total minimum rental commitments............................          6,879     (UK Pound)2,895
                                                                                         ===============
         Less: Amount representing interest..........................         (1,410)
                                                                      --------------
         Present value of minimum rental commitments.................          5,469
         Less: Current portion of capital lease obligations..........         (1,424)
                                                                      --------------
         Long-term portion of capital lease obligations..............(UK Pound)4,045
                                                                      ==============

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Concluded)

     Capital lease  obligations of (UK Pound)1.5  million and (UK  Pound)490,000
     were  incurred   during  the  years  ended  December  31,  1996  and  1995, respectively.

     Operating lease expense for the years ended December 31, 1996, 1995 and 1994 was (UK Pound)1.5 million, (UK Pound)328,000 and (UK Pound)41,000, respectively.

     The Company is subject to claims which arise in the ordinary cause of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                          First            Second             Third          Fourth                Total
                                         Quarter         Quarter (1)         Quarter       Quarter (2)             Year
                                                           ((UK Pound)000, except per share data)
1996

Revenues .........................  (UK Pound)2,334   (UK Pound)9,452  (UK Pound)10,090  (UK Pound)10,552  (UK Pound)32,428
Operating loss ...................           (3,765)           (6,128)           (7,398)           (7,262)          (24,553)
Equity in net losses of affiliates           (5,698)           (3,942)           (4,166)           (4,626)          (18,432)
Net loss .........................          (11,987)          (11,292)          (14,571)           (2,725)          (40,575)
Net loss per share ...............             (.28)             (.22)             (.30)             (.04)             (.84)

1995

Revenues .........................    (UK Pound)335     (UK Pound)318     (UK Pound)667   (UK Pound)1,523   (UK Pound)2,843
Operating loss ...................           (1,833)           (2,887)           (3,578)           (3,511)          (11,809)
Equity in net losses of affiliates           (4,738)           (5,937)           (6,571)           (6,431)          (23,677)
Net loss .........................           (4,208)           (6,995)           (7,742)          (10,017)          (28,962)
Net loss per share ...............             (.10)             (.17)             (.19)             (.24)             (.70)

(1) The Company began consolidating Cambridge Cable effective March 31, 1996.

(2)  The fourth quarter of 1996 net loss includes (UK Pound)12.9 million of foreign currency  exchange rate gains  resulting from  fluctuations  in the foreign currency exchange rate.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Birmingham Cable Corporation Limited

We have audited the accompanying consolidated balance sheet of Birmingham Cable Corporation Limited (a company incorporated in the United Kingdom) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Birmingham Cable Corporation Limited and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche

Birmingham, England
February 28, 1997 (March 12, 1997, as to Note 3)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Birmingham Cable Corporation Limited

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Birmingham Cable Corporation Limited (a United Kingdom corporation in the prematurity stage) and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Birmingham Cable Corporation Limited and subsidiaries for the year ended December 31, 1994 in conformity with the accounting principles generally accepted in the United States.




                                   /s/ Arthur Andersen

1 Victoria Square
Birmingham
Bl 1BD
England

February 3, 1995

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in (UK Pound)000's, except share data)

                                                                                                    December 31,
                                                                                             1996                 1995
ASSETS

CURRENT ASSETS
    Cash and cash equivalents ........................................................   (UK Pound)7,689   (UK Pound)12,523
    Restricted cash ..................................................................            53,000             51,000
    Accounts receivable, less allowance for
       doubtful accounts of(UK Pound)2,360 and(UK Pound)3,357 ........................             4,809              4,304
    Interest receivable ..............................................................             2,016              4,541
    Other current assets .............................................................             3,017              5,936
                                                                                        ----------------   ----------------

          Total current assets .......................................................            70,531             78,304
                                                                                        ----------------   ----------------

RESTRICTED CASH ......................................................................            22,000             63,000
                                                                                        ----------------   ----------------

PROPERTY AND EQUIPMENT ...............................................................           268,833            207,281
    Accumulated depreciation .........................................................           (49,129)           (30,908)
                                                                                        ----------------   ----------------
    Property and equipment, net ......................................................           219,704            176,373
                                                                                        ----------------   ----------------

DEFERRED CHARGES .....................................................................            16,890             15,899
    Accumulated amortization .........................................................            (3,479)            (1,987)
                                                                                        ----------------   ----------------
    Deferred charges, net ............................................................            13,411             13,912
                                                                                        ----------------   ----------------

                                                                                       (UK Pound)325,646  (UK Pound)331,589
                                                                                        ================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses ............................................  (UK Pound)24,381   (UK Pound)14,374
    Accrued interest .................................................................             7,398              7,004
    Current portion of capital lease obligations .....................................             1,849                814
                                                                                        ----------------   ----------------

          Total current liabilities ..................................................            33,628             22,192
                                                                                        ----------------   ----------------

CAPITAL LEASE OBLIGATIONS, less current portion ......................................            11,625              8,784
                                                                                        ----------------   ----------------

OTHER LIABILITIES ....................................................................             2,238              2,080
                                                                                        ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

PREFERENCE SHARES ....................................................................           175,000            175,000
                                                                                        ----------------   ----------------

SHAREHOLDERS' EQUITY
    Ordinary shares, (UK Pound)1.00 par value -
       authorized, 60,000,000 shares; issued, 51,073,486 .............................            51,073             51,073
    Additional capital ...............................................................           112,399            112,399
    Accumulated deficit ..............................................................           (60,317)           (39,939)
                                                                                        ----------------   ----------------

          Total shareholders' equity .................................................           103,155            123,533
                                                                                        ----------------   ----------------

                                                                                       (UK Pound)325,646  (UK Pound)331,589
                                                                                        ================   =================

See notes to consolidated financial statements.

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in (UK Pound)000's)

                                                           Year Ended December 31,
                                               1996                1995                1994
SERVICE INCOME ....................... (UK Pound)52,472    (UK Pound)39,004    (UK Pound)27,505
                                       ----------------    ----------------    ----------------

COSTS AND EXPENSES
   Operating .........................           20,912              16,358              10,814
   Selling, general and administrative           23,564              19,536              16,666
   Depreciation and amortization .....           19,690              14,455               9,699
                                       ----------------    ----------------    ----------------

                                                 64,166              50,349              37,179
                                       ----------------    ----------------    ----------------

OPERATING LOSS .......................          (11,694)            (11,345)             (9,674)

INTEREST EXPENSE .....................           17,202              13,993                 443

INVESTMENT INCOME ....................           (8,518)            (11,059)               (824)
                                       ----------------    ----------------    ----------------

NET LOSS .............................((UK Pound)20,378)  ((UK Pound)14,279)   ((UK Pound)9,293)
                                       ================    ================     ===============



See notes to consolidated financial statements.

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in (UK Pound)000's)

                                                                                Year Ended December 31,
                                                                      1996               1995                1994
OPERATING ACTIVITIES
   Net loss ................................................ ((UK Pound)20,378) ((UK Pound)14,279)  ((UK Pound)9,293)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization .........................            19,690             14,455              9,699
                                                               ---------------   ----------------    ---------------
                                                                          (688)               176                406
     Decrease (increase) in accounts receivable,
       interest receivable and other current assets ........             4,939             (7,438)            (1,637)
     Increase in accounts payable and accrued expenses,
       accrued interest and other liabilities ..............            10,559              6,469              3,683
                                                               ---------------   ----------------    ---------------

         Net cash provided by (used in) operating activities            14,810               (793)             2,452
                                                               ---------------   ----------------    ---------------

FINANCING ACTIVITIES
   Proceeds from borrowings ................................                              175,000              7,800
   Debt acquisition costs ..................................                               (2,977)
   Repayments of debt ......................................                                                  (8,300)
   Issuances of shares, net ................................                                                  47,251
                                                               ---------------   ----------------    ---------------

         Net cash provided by financing activities .........                              172,023             46,751
                                                               ---------------   ----------------    ---------------

INVESTING ACTIVITIES
   Restricted cash .........................................            39,000           (114,000)
   Capital expenditures ....................................           (57,653)           (48,219)           (46,673)
   Deferred charges and other ..............................              (991)              (601)            (1,070)
                                                               ---------------   ----------------    ---------------

         Net cash used in investing activities .............           (19,644)          (162,820)           (47,743)
                                                               ---------------   ----------------    ---------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........            (4,834)             8,410              1,460

CASH AND CASH EQUIVALENTS, beginning of year ...............            12,523              4,113              2,653
                                                               ---------------   ----------------    ---------------

CASH AND CASH EQUIVALENTS, end of year .....................   (UK Pound)7,689   (UK Pound)12,523    (UK Pound)4,113
                                                               ===============   ================    ===============

See notes to consolidated financial statements.

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in (UK Pound)000's)

                                                       Ordinary          Additional           Accumulated
                                                        Shares             Capital              Deficit              Total
BALANCE, JANUARY 1, 1994........................   (UK Pound)38,754    (UK Pound)77,467    ((UK Pound)16,367)   (UK Pound)99,854
     Net loss ..................................                                                      (9,293)             (9,293)
     Shares issued .............................             12,319              34,932                                   47,251
                                                   ----------------   -----------------    -----------------   -----------------

BALANCE, DECEMBER 31, 1994 .....................             51,073             112,399              (25,660)            137,812
     Net loss ..................................                                                     (14,279)            (14,279)
                                                   ----------------   -----------------    -----------------   -----------------

BALANCE, DECEMBER 31, 1995 .....................             51,073             112,399              (39,939)            123,533
     Net loss ..................................                                                     (20,378)            (20,378)
                                                   ----------------   -----------------    -----------------   -----------------

BALANCE, DECEMBER 31, 1996 .....................   (UK Pound)51,073   (UK Pound)112,399    ((UK Pound)60,317)  (UK Pound)103,155
                                                   ================   =================    =================   =================


See notes to consolidated financial statements.

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.   BUSINESS

     Birmingham Cable Corporation Limited, a company incorporated in the United Kingdom ("UK"), and subsidiaries (the "Company") is in the prematurity stage. The Company is principally engaged in the development, construction, management and operation of cable telecommunications systems. The Company holds two franchises in Birmingham/Solihull and Wythall, England.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     The Company maintains its books and records in accordance with accounting principles generally accepted in the UK. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as practiced in the United States ("US") and are stated in UK pounds sterling ("UK Pound"). There were no significant differences between accounting principles followed for UK purposes and generally accepted accounting principles practiced in the US. The UK Pound exchange rate as of December 31, 1996 and 1995 was US $1.71 and US $1.55, respectively.

     Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions among the consolidated entities have been eliminated.

     Management's Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1996 and 1995, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates. A reasonable estimate of the amounts due to shareholders is not practicable to obtain because of the related party nature of these items and lack of quoted market prices.

     Cash, Cash Equivalents and Restricted Cash
     Cash, cash equivalents and restricted cash includes cash held on deposit as part of a (UK Pound)175.0 million financing arrangement entered into by the Company in 1995 (see Note 3). Under the terms of this financing arrangement, there are restrictions imposed on the Company as to the amount of cash held on deposit that is available to be drawn down. The amount which can be drawn down as of December 31, 1995, (UK Pound)6.0 million, is classified as cash and cash equivalents. Current restricted cash as of December 31, 1996 and 1995 represents cash that is expected to be available during 1997 and 1996, respectively. Long-term restricted cash as of December 31, 1996 and 1995 represents the balance of the cash which is not expected to be available prior to December 31, 1997 and 1996, respectively.

     Prematurity Period
     The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable telecommunications systems under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies."

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Under SFAS No. 51, during the period while the systems are partially under construction and partially in service (the "Prematurity Period"), costs of cable telecommunications plant, including materials, direct labor and construction overhead are capitalized. Subscriber-related costs and general and administrative costs are expensed as incurred. Costs incurred in anticipation of servicing a fully operating system that will not vary regardless of the number of subscribers are partially expensed and partially capitalized, based upon the percentage of average actual or estimated subscribers, whichever is greater, to the total number of subscribers expected at the end of the Prematurity Period (the "Fraction").

     During the Prematurity Period, depreciation and amortization of system assets is determined by multiplying the depreciation and amortization of the total capitalized system assets expected at the end of the Prematurity Period by the Fraction. At the end of the Prematurity Period, depreciation and amortization of system assets is based on the remaining undepreciated cost at that date.

     As of December 31, 1996, six of the Company's seven discrete build areas have completed their Prematurity Period and one of the Company's seven discrete build areas is in the Prematurity Period. The remaining Prematurity Period is expected to terminate in December 1997.

     Property and Equipment
     Property and equipment, which consists principally of system assets, is shown at historical cost less accumulated depreciation. Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     System assets

     Prior to the  Prematurity  Period,  no  depreciation  is provided on system
     assets.  During  the  Prematurity  Period,   depreciation  is  provided  in
     accordance with SFAS No. 51.

     Depreciation of system assets is provided by the straight-line method over estimated useful lives as follows:

                  Plant                                     15-40 years
                  Network                                      15 years
                  Subscriber equipment                       6-10 years
                  Switch                                       10 years

     Non-system assets

     Depreciation of non-system assets is provided by the straight-line method over estimated useful lives as follows:

                  Buildings                                    40 years
                  Leasehold buildings                     term of lease
                  Fixtures, fittings and equipment              5 years
                  Computers                                     4 years
                  Vehicles                                      4 years

     Leased Assets
     Assets held under capital leases are treated as if they had been purchased outright and the corresponding liability is included in capital lease obligations. Capital lease payments include principal and interest, with the interest portion being expensed. Payments on operating leases are expensed on a straight-line basis over the lease term.

     Deferred Charges
     Deferred charges consist primarily of franchise acquisition and development costs directly attributable to obtaining, developing and maintaining the franchise licenses and debt acquisition costs incurred by the Company

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     in entering into the Birmingham Facility (see Note 3). Franchise acquisition and development costs have been allocated evenly between each build area and are amortized, by build area, on a straight-line basis, over the lives of the franchises of 15 to 23 years. Debt acquisition costs are being amortized on a straight-line basis over the term of the related debt of five to ten years.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting services to subscribers who are delinquent.

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the financial statements in the period of enactment.

     Derivative Financial Instruments
     The Company uses interest rate exchange agreements ("Swaps"), to manage its exposure to fluctuations in interest rates. Swaps are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense.

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to any leveraged instruments (see Note
     3). The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1996.

3.   PREFERENCE SHARES

     In February 1995, a subsidiary of the Company issued 175,000 cumulative (UK Pound)1.00 redeemable five year term preference shares for a paid up value of (UK Pound)175.0 million. The cash received from the preference shares will be used by the Company, subject to certain restrictions contained in the Birmingham Facility (as defined below), for capital expenditures and working capital requirements relating to the build-out of its systems (see
     Note 2). The preference shareholder has an option to require the Company to purchase its shareholding. This option is guaranteed by a syndicate of fifteen banks which granted the Birmingham Facility and is exercisable on or before February 14, 2000. The preference shares have an effective dividend rate, including Advanced Corporation Tax ("ACT"), of 8.00%.

     In February 1995, the Company entered into a (UK Pound)175.0 million five year revolving credit facility (the "Birmingham Facility") which provided for conversion into a five year term loan on March 31, 2000. In March 1997, the terms of the Birmingham Facility were amended to extend the maturity of the term loan to December 31, 2005 and to amend the required cash flow levels and certain other terms. The Birmingham Facility will be used by the Company, subject to certain restrictions, to fund the redemption of the preference shares. The Company's three principal shareholders' right to receive consulting fee payments from the Company has been

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     subordinated to the banks under the Birmingham Facility. The payment of consulting fees is restricted until the Company meets certain financial ratio tests under the Birmingham Facility. The Company has pledged the shares of its material subsidiaries to secure the Birmingham Facility. Upon a change of control, all amounts due under the Birmingham Facility become immediately due and payable.

     A reasonable estimate of the fair value of the preference shares is not practicable to obtain due to the nature of the instrument and the lack of quoted market prices.

     The Birmingham Facility contains restrictive covenants which limit the Company's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain minimum build requirements, financial ratios and cash flow levels be maintained and contain restrictions on dividend payments.

     The Company enters into Swaps as a normal part of its risk management efforts to limit its exposure to adverse fluctuations in interest rates. The differentials to be received or paid under the Company's Swaps designated as hedges are recognized in income over the life of the related contract as adjustments to interest expense. In conjunction with the Birmingham Facility, a subsidiary of the Company and Barclays Bank PLC entered into a five year (UK Pound)175.0 million Swap, whereby the subsidiary receives fixed interest at a rate of 8.83% and pays floating rate interest at the six month London Interbank Offered Rate ("LIBOR"). In addition, a subsidiary of the Company entered into a second series of five year Swaps with three banks. Under the agreements, the subsidiary pays fixed rate interest at 9.20% and receives floating rate interest at six month LIBOR, based upon the outstanding notional amount of the Swaps. As of December 31, 1996 and 1995, the notional amount outstanding on the second series of Swaps was (UK Pound)106.0 million and (UK Pound)47.0 million, respectively and will increase to (UK Pound)160.0 million by January 2, 1998. The estimated amount that would be received upon settlement of the Company's Swaps was (UK Pound)168,000 and (UK Pound)2.6 million as of December 31, 1996 and 1995, respectively.

4.   SHAREHOLDERS' EQUITY

     In March 1994, the Company's shareholders executed an agreement which, among other things, provided for the sale by the Company of 12.3 million of newly issued Ordinary Shares to General Cable PLC ("General Cable"), a wholly owned subsidiary of Compagnie Generale des Eaux, for (UK Pound)46.6 million.

5.   RELATED PARTY TRANSACTIONS

     The Company has consulting agreements with Comcast U.K. Consulting, Inc. ("Comcast Consulting") and TeleWest Communications Group Ltd., subsidiaries of two of the Company's principal shareholders, Comcast UK Cable Partners Limited and TeleWest Communications plc ("TeleWest"). The Company also has a consulting agreement with General Cable, the Company's other principal shareholder. The Company pays a fee to TeleWest each year as a contribution to the operating expenses and capital expenditures of TeleWest's Network Service Center, which provides telephony support to the Company.

     A summary of related party charges included in the Company's consolidated financial statements is as follows:

                                                                Year Ended December 31,
                                                       1996              1995                 1994
                                                 (UK Pound)000        (UK Pound)000        (UK Pound)000
           Consulting fees                      (UK Pound)1,326     (UK Pound)1,070        (UK Pound)854
           Network Service Center fees                      814                 680                  919
                                                ---------------     ---------------      ---------------
                                                (UK Pound)2,140     (UK Pound)1,750      (UK Pound)1,773
                                                ===============     ===============      ===============

     As of December 31, 1996 and 1995, accounts payable and accrued expenses include (UK Pound)2.3 million and (UK Pound)726,000, respectively, payable to the Company's three principal shareholders, principally for consulting fees and normal

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     operating expenses paid by the shareholders and their affiliates on behalf of the Company. As of December 31, 1996 and 1995, other long-term liabilities includes (UK Pound)1.3 million and (UK Pound)1.1 million, respectively, of consulting fees payable to the Company's three principal shareholders as payment is restricted under the Birmingham Facility.

     In management's opinion, the foregoing transactions were entered into on terms no more or less favorable than those with non-affiliated third parties.

6.   INCOME TAXES

     The Company has a deferred tax asset arising from the carryforward of net operating losses and the differences between the book and tax basis of property. However, a valuation allowance has been recorded to fully reserve the deferred tax asset as its realization is uncertain.

     Significant components of the Company's deferred income taxes are as follows:

                                                                                             December 31,
                                                                                        1996                1995
                                                                                   (UK Pound)000       (UK Pound)000
         Net operating loss carryforwards (carried forward indefinitely)..........(UK Pound)3,218   (UK Pound)   2,939
         Differences between book and tax basis of property.......................         10,134                6,261
         Less: Valuation allowance................................................        (13,352)              (9,200)
                                                                                  ---------------   ------------------
                                                                                  (UK Pound)        (UK Pound)
                                                                                  ===============   ==================

     In connection with the Birmingham Facility and the related preference share arrangement (see Note 3), the Company is obligated to pay ACT on all preference share dividends. Related ACT for 1996 and 1995 was (UK Pound)2.8 million and (UK Pound)2.5 million, respectively, and has been classified as a component of interest expense in the Company's consolidated statement of operations. ACT may be carried forward indefinitely to offset potential future tax liabilities of the Company.


7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest and preferred stock dividends of approximately (UK Pound)31.2 million, (UK Pound)11.3 million and (UK Pound)443,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     Certain of the Company's facilities and equipment are held under operating or capital leases which expire through 2003.

     A summary of assets held under capital leases are as follows:

                                                                                  December 31,
                                                                           1996                 1995
                                                                      (UK Pound)000        (UK Pound)000
         System, fixtures, fittings, equipment and vehicles..........(UK Pound)14,925     (UK Pound)9,888
         Less: Accumulated depreciation..............................          (3,556)             (1,816)
                                                                     ----------------     ---------------
                                                                     (UK Pound)11,369     (UK Pound)8,072
                                                                     ================     ===============

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Concluded)

     Future minimum rental payments under lease commitments with an initial or remaining term of more than one year as of December 31, 1996 are as follows:

                                                                          Capital            Operating
                                                                          leases               leases
                                                                       (UK Pound)000       (UK Pound)000
         1997........................................................ (UK Pound)2,618       (UK Pound)221
         1998........................................................           2,380                 221
         1999........................................................           2,238                 221
         2000........................................................           2,250                 141
         2001........................................................           1,838                 141
         Thereafter..................................................           6,086               1,531
                                                                      ---------------     ---------------
         Total minimum rental commitments............................          17,410     (UK Pound)2,476
                                                                                          ===============
         Less: Amount representing interest..........................          (3,936)
                                                                      ---------------
         Present value of minimum rental commitments.................          13,474
         Less: Current portion of capital lease obligations..........          (1,849)
                                                                      ---------------
         Long-term portion of capital lease obligations..............(UK Pound)11,625
                                                                     ================


     Capital lease obligations of (UK Pound)5.0 million, (UK Pound)4.6 million and (UK Pound)1.5 million were incurred during the years ended December 31, 1996, 1995 and 1994, respectively.

     Operating lease expense for the years ended December 31, 1996, 1995 and 1994 was (UK Pound)428,000, (UK Pound)947,000 and (UK Pound)1.1 million, respectively.

     Included within deferred charges and other long-term liabilities as of December 31, 1996 and 1995 is (UK Pound)665,000 and (UK Pound)760,000, respectively, which represents the obligation incurred by the Company in connection with the termination of a contractual obligation under an agreement with the Local Authority to service and maintain the Company's satellite master antenna television installations in the franchise area. This liability is noninterest bearing and will be discharged by the payment of (UK Pound)95,000 annually through 2003. The effect of discounting the liability is not significant to the Company's financial position or results of operations.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Cable London PLC

We have audited the accompanying consolidated balance sheet of Cable London PLC (a company incorporated in the United Kingdom) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cable London PLC and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cable London PLC will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements, Cable London PLC's 1997 debt maturities and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche

London, England
February 28, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Cable London PLC

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Cable London PLC (a United Kingdom corporation in the prematurity stage) and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cable London PLC and subsidiaries for the year ended December 31, 1994 in conformity with the accounting principles generally accepted in the United States.




                              /s/ Arthur Andersen

1 Surrey Street
London
WC2R 2PS
England

February 3, 1995

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in (UK Pound)000's, except share data)

                                                                                                         December 31,
                                                                                                  1996                1995
ASSETS

CURRENT ASSETS
    Cash ................................................................................    (UK Pound)3,213     (UK Pound)4,293
    Accounts receivable, less allowance for doubtful accounts of
       (UK Pound)1,465 and(UK Pound)585 .................................................              3,670               2,389
    Other current assets ................................................................              3,334               2,187
                                                                                           -----------------   -----------------

          Total current assets ..........................................................             10,217               8,869
                                                                                           -----------------   -----------------

PROPERTY AND EQUIPMENT ..................................................................            192,630             145,069
    Accumulated depreciation ............................................................            (36,106)            (22,131)
                                                                                           -----------------   -----------------
    Property and equipment, net .........................................................            156,524             122,938
                                                                                           -----------------   -----------------

DEFERRED CHARGES ........................................................................              6,986               6,986
    Accumulated amortization ............................................................             (3,230)             (2,343)
                                                                                           -----------------   -----------------
    Deferred charges, net ...............................................................              3,756               4,643
                                                                                           -----------------   -----------------

                                                                                           (UK Pound)170,497   (UK Pound)136,450
                                                                                           =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses ...............................................   (UK Pound)22,079    (UK Pound)15,555
    Other current liabilities ...........................................................              3,117               1,740
    Current portion of long-term debt and capital lease obligations .....................             60,361                  33
                                                                                           -----------------   -----------------

          Total current liabilities .....................................................             85,557              17,328
                                                                                           -----------------   -----------------

LONG-TERM DEBT, less current portion ....................................................                718              20,755
                                                                                           -----------------   -----------------

CAPITAL LEASE OBLIGATIONS, less current portion .........................................              7,869               6,735
                                                                                           -----------------   -----------------

CONVERTIBLE DEBT AND OTHER ..............................................................             52,244              46,282
                                                                                           -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Ordinary shares, (UK Pound).10 par value -
       authorized, 100,000,000 shares; issued, 55,125,690 ...............................              5,513               5,513
    Additional capital ..................................................................             96,486              96,486
    Accumulated deficit .................................................................            (77,890)            (56,649)
                                                                                           -----------------   -----------------

          Total shareholders' equity ....................................................             24,109              45,350
                                                                                           -----------------   -----------------

                                                                                           (UK Pound)170,497   (UK Pound)136,450
                                                                                           =================   =================

See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in (UK Pound)000's)

                                                        Year Ended December 31,
                                               1996               1995               1994
SERVICE INCOME .......................  (UK Pound)40,091   (UK Pound)30,277   (UK Pound)21,830
                                       -----------------  -----------------  -----------------

COSTS AND EXPENSES
   Operating .........................            17,978             14,622             10,666
   Selling, general and administrative            21,157             18,616             14,695
   Depreciation and amortization .....            14,862             10,847              6,993
                                       -----------------  -----------------  -----------------
                                                  53,997             44,085             32,354
                                       -----------------  -----------------  -----------------

OPERATING LOSS .......................           (13,906)           (13,808)           (10,524)

INTEREST EXPENSE .....................             7,556              4,133              1,111

INVESTMENT INCOME ....................              (221)              (266)              (281)
                                       -----------------  -----------------  -----------------

NET LOSS ............................. ((UK Pound)21,241) ((UK Pound)17,675) ((UK Pound)11,354)
                                       =================  =================  =================


See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in (UK Pound)000's)

                                                                               Year Ended December 31,
                                                                     1996               1995               1994
OPERATING ACTIVITIES
   Net loss .............................................. ((UK Pound)21,241) ((UK Pound)17,675) ((UK Pound)11,354)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization .......................            14,862             10,847              6,993
     Non-cash interest expense ...........................             3,355              3,311                497
                                                           -----------------  -----------------  -----------------
                                                                      (3,024)            (3,517)            (3,864)

     (Increase) decrease in accounts receivable and
       other current assets ..............................            (2,428)              (214)               606
     Increase in accounts payable and accrued expenses
      and other current liabilities ......................             7,508              3,992              3,554
                                                           -----------------  -----------------  -----------------

         Net cash provided by operating activities .......             2,056                261                296
                                                           -----------------  -----------------  -----------------

FINANCING ACTIVITIES
   Proceeds from borrowings ..............................            40,000             38,000             27,000
   Debt acquisition costs ................................                                 (493)
   Loans from shareholders ...............................             3,000
   Repayments of debt ....................................               (33)               (30)               (29)
   Issuances of shares, net ..............................                                                     703
                                                           -----------------  -----------------  -----------------

         Net cash provided by financing activities .......            42,967             37,477             27,674
                                                           -----------------  -----------------  -----------------

INVESTING ACTIVITIES
   Capital expenditures ..................................           (46,103)           (36,780)           (27,369)
   Deferred charges and other ............................                                 (834)              (957)
                                                           -----------------  -----------------  -----------------

         Net cash used in investing activities ...........           (46,103)           (37,614)           (28,326)
                                                           -----------------  -----------------  -----------------

(DECREASE) INCREASE IN CASH ..............................            (1,080)               124               (356)

CASH, beginning of year ..................................             4,293              4,169              4,525
                                                           -----------------  -----------------  -----------------

CASH, end of year ........................................   (UK Pound)3,213    (UK Pound)4,293    (UK Pound)4,169
                                                           =================  =================  =================

See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in (UK Pound)000's)

                                 Ordinary         Additional        Accumulated
                                  Shares            Capital           Deficit             Total

BALANCE, JANUARY 1, 1994 .   (UK Pound)4,433   (UK Pound)75,966  ((UK Pound)27,620)  (UK Pound)52,779
     Net loss ............                                                 (11,354)           (11,354)
     Shares issued .......             1,080             20,520                                21,600
                             ---------------   ----------------  -----------------   ----------------

BALANCE, DECEMBER 31, 1994             5,513             96,486            (38,974)            63,025
     Net loss ............                                                 (17,675)           (17,675)
                             ---------------   ----------------  -----------------   ----------------

BALANCE, DECEMBER 31, 1995             5,513             96,486            (56,649)            45,350
     Net loss ............                                                 (21,241)           (21,241)
                             ---------------   ----------------  -----------------   ----------------

BALANCE, DECEMBER 31, 1996   (UK Pound)5,513   (UK Pound)96,486  ((UK Pound)77,890)  (UK Pound)24,109
                             ===============   ================  =================   ================

See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.   BUSINESS

     Cable London PLC, a company incorporated in the United Kingdom ("UK"), and subsidiaries (the "Company") is in the prematurity stage. The Company is principally engaged in the development, construction, management and operation of cable telecommunications systems. The Company holds four franchises covering Camden, Haringey, Hackney/Islington and Enfield, England.

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is obligated to repay its (UK Pound)60.0 million revolving credit facility (the "London Facility" - see Note 3) on June 30, 1997 and the Company does not expect that cash flows generated from operations will satisfy this obligation. This factor, along with the Company's recurring losses from operations, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is in the process of refinancing the London Facility and the Company's management believes that it will be able to complete this refinancing by June 30, 1997, although there can be no assurance that any such refinancing will be available on acceptable terms and conditions. In the event this refinancing cannot be completed, the Company intends to seek financing from other sources.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     The Company maintains its books and records in accordance with accounting principles generally accepted in the UK. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as practiced in the United States ("US") and are stated in UK pounds sterling ("UK Pound"). There were no significant differences between accounting principles followed for UK purposes and generally accepted accounting principles practiced in the US. The UK Pound exchange rate as of December 31, 1996 and 1995 was US $1.71 and US $1.55, respectively.

     Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions among the consolidated entities have been eliminated.

     Management's Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1996 and 1995, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     Prematurity Period
     The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable telecommunications systems under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies."

     Under SFAS No. 51, during the period while the systems are partially under construction and partially in service (the "Prematurity Period"), costs of cable telecommunications plant, including materials, direct labor and construction overhead are capitalized. Subscriber-related costs and general and administrative costs are expensed as incurred. Costs incurred in anticipation of servicing a fully operating system that will not vary regardless of the number of subscribers are partially expensed and partially capitalized, based on the percentage of average actual or estimated subscribers, whichever is greater, to the total number of subscribers expected at the end of the Prematurity Period (the "Fraction").

     During the Prematurity Period, depreciation and amortization of system assets is determined by multiplying the depreciation and amortization of the total capitalized system assets expected at the end of the Prematurity Period by the Fraction. At the end of the Prematurity Period, depreciation and amortization of system assets is based on the remaining undepreciated cost at that date.

     As of December 31, 1996, one of the Company's four franchise areas has completed its Prematurity Period. The remaining Prematurity Periods are expected to terminate at various dates from 1997 to 1998.

     Property and Equipment
     Property and equipment, which consists principally of system assets, is shown at historical cost less accumulated depreciation. Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     System assets

     Prior to the  Prematurity  Period,  no  depreciation  is provided on system
     assets.  During  the  Prematurity  Period,   depreciation  is  provided  in
     accordance with SFAS No. 51.

     Depreciation of system assets is provided by the straight-line method over estimated useful lives as follows:

                  Plant                                        40 years
                  Network                                      15 years
                  Subscriber equipment                        6-8 years
                  Switch                                       10 years

     Non-system assets

     Depreciation of non-system assets is provided by the straight-line method over estimated useful lives as follows:

                  Leased buildings                             40 years
                  Fixtures, fittings and equipment              5 years
                  Computers                                     4 years
                  Vehicles                                      3 years

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Leased Assets
     Assets held under capital leases are treated as if they had been purchased outright and the corresponding liability is included in capital lease obligations. Capital lease payments include principal and interest, with the interest portion being expensed. Payments on operating leases are expensed on a straight-line basis over the lease term.

     Deferred Charges
     Deferred charges consist primarily of franchise acquisition and development costs directly attributable to obtaining, developing and maintaining the franchise licenses and debt acquisition costs incurred by the Company in entering into the London Facility (see Note 3). Franchise acquisition and development costs are being amortized, on a straight-line basis, over periods from two to fifteen years. Debt acquisition costs are being amortized on a straight-line basis over the term of the related debt.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting services to subscribers who are delinquent.

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the financial statements in the period of enactment.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1996.

3.   LONG-TERM DEBT

     In June 1995, the Company entered into the London Facility with various banks. The London Facility has a two year term and an interest rate at the London Interbank Offered Rate ("LIBOR") plus 2.5% (8.75% as of December 31,
     1996). The Company has fully drawn under the London Facility as of December 31, 1996. The Company's two principal shareholders' right to receive consulting fee payments from the Company has been subordinated to the banks under the London Facility. Included in convertible debt and other in the Company's consolidated balance sheet as of December 31, 1995 is (UK Pound)393,000 of subordinated shareholder consulting fees. Upon a change of control, all amounts due under the London Facility become immediately due and payable. In addition, the Company's two principal shareholders' shares in Cable London have been pledged to secure the London Facility. The Company is in the process of refinancing the London Facility.

     Also included in long-term debt is a mortgage note, payable over a period of 18 years at (UK Pound)37,000 per year, which is secured by property of the Company. The mortgage note bears interest at a fixed rate of 10.5%.

     The differences between the carrying amounts and estimated fair value of the Company's long-term debt was not significant as of December 31, 1996 and 1995. Interest rates that are currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     The London Facility contains restrictive covenants which limit the Company's ability to enter into arrangements for the acquisition of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain minimum build requirements and cash flow levels be maintained and contain certain restrictions on dividend payments. The Company was in compliance with such restrictive covenants as of December 31, 1996.

4.   CONVERTIBLE DEBT AND OTHER

     As of December 31, 1996 and 1995, the Company had outstanding convertible debt due to affiliates of (UK Pound)42.0. In addition, the Company had outstanding loans from shareholders of (UK Pound)3.0 million as of December 31, 1996. The convertible debt outstanding as of December 31, 1993 and (UK Pound)3.0 million of additional convertible debt issued in January 1994, as well as all interest accrued thereon, was converted by the Company's two principal shareholders into Ordinary Shares of the Company at a per share conversion price of (UK Pound)2.00 in January 1994. The convertible debt and loans from shareholders outstanding as of December 31, 1996 bear interest at 2% above the base lending rate of Barclays Bank plc (8.0% effective rate as of December 31, 1996). Under the London Facility, principal and interest cannot be paid until the London Facility is repaid. Accrued interest on the convertible debt and loans from shareholders of (UK Pound)7.2 million and (UK Pound)3.9 million as of December 31, 1996 and 1995, respectively, has therefore been classified as long-term convertible debt and other in the Company's consolidated balance sheet. Interest expense on the loans and convertible debt due to affiliates was (UK Pound)3.3 million, (UK Pound)3.2 million and (UK Pound)851,000 during the years ended December 31, 1996, 1995 and 1994, respectively. A reasonable estimate of the amounts due to shareholders and the convertible debt is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

5.   RELATED PARTY TRANSACTIONS

     The Company has consulting agreements with Comcast UK Consulting, Inc. ("Comcast Consulting"), and TeleWest Communications Group Ltd., subsidiaries of the Company's two principal shareholders, Comcast UK Cable Partners Limited and TeleWest Communications plc ("TeleWest"),
     respectively. The Company pays a fee to Telewest each year as a contribution to the operating expenses and capital expenditures of TeleWest's Network Service Center, which provides telephony support to the Company.

     A summary of related party charges included in the Company's consolidated financial statements is as follows:

                                                                          Year Ended December 31,
                                                                 1996                1995                 1994
                                                            (UK Pound)000        (UK Pound)000        (UK Pound)000
           Consulting fees                                   (UK Pound)790       (UK Pound)962        (UK Pound)847
           Network Service Center fees                                 639                 503                  766
           Other                                                       125                  33                   58
                                                           ---------------     ---------------      ---------------
                                                           (UK Pound)1,554     (UK Pound)1,498      (UK Pound)1,671
                                                           ===============     ===============      ===============

     As of December 31, 1996 and 1995, accounts payable and accrued expenses include (UK Pound)1.6 million and (UK Pound)86,000, respectively, payable to the Company's two principal shareholders, principally for consulting fees and normal operating expenses paid by the shareholders and their affiliates on behalf of the Company.

     In management's opinion, the foregoing transactions were entered into on terms no more or less favorable than those with non-affiliated third parties.

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

6.   INCOME TAXES

     The Company has a deferred tax asset arising from the carryforward of net operating losses and the differences between the book and tax basis of property. However, a valuation allowance has been recorded to fully reserve the deferred tax asset as its realization is uncertain.

     Significant components of the Company's deferred income taxes are as follows:

                                                                                                  December 31,
                                                                                            1996                1995
                                                                                        (UK Pound)000       (UK Pound)000
         Net operating loss carryforwards (carried forward indefinitely)..............(UK Pound)15,852    (UK Pound)14,940
         Differences between book and tax basis of property...........................           7,329               3,525
         Other........................................................................            (756)             (1,338)
         Less: Valuation allowance....................................................         (22,425)            (17,127)
                                                                                      ----------------    ----------------
                                                                                      (UK Pound)          (UK Pound)
                                                                                      ================    ================

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of approximately (UK Pound)3.7 million, (UK Pound)691,000 and (UK Pound)369,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     Certain of the Company's facilities and equipment are held under operating or capital leases which expire through 2013.

     A summary of assets held under capital leases are as follows:

                                                                                 December 31,
                                                                           1996                1995
                                                                      (UK Pound)000        (UK Pound)000
         System, fixtures, fittings, equipment and vehicles..........(UK Pound)8,219     (UK Pound)6,739
         Less: Accumulated depreciation..............................         (1,523)               (813)
                                                                     ---------------     ---------------
                                                                     (UK Pound)6,696     (UK Pound)5,926
                                                                     ===============     ===============

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Concluded)

     Future minimum rental payments under lease commitments with an initial or remaining term of more than one year as of December 31, 1996 are as follows:

                                                                          Capital            Operating
                                                                           leases              leases
                                                                       (UK Pound)000       (UK Pound)000
         1997........................................................   (UK Pound)969       (UK Pound)991
         1998........................................................           1,090                 882
         1999........................................................           1,499                 471
         2000........................................................           1,466                 172
         2001........................................................           1,652                 146
         Thereafter..................................................           4,634               1,101
                                                                      ---------------     ---------------
         Total minimum rental commitments............................(UK Pound)11,310     (UK Pound)3,763
                                                                                          ===============
         Less: Amount representing interest..........................          (3,117)
                                                                      ---------------
         Present value of minimum rental commitments.................           8,193
         Less: Current portion of capital lease obligations..........            (324)
                                                                      ---------------
         Long-term portion of capital lease obligations.............. (UK Pound)7,869
                                                                      ===============

     Capital lease obligations of (UK Pound)1.5 million and (UK Pound)3.9 million were incurred during the years ended December 31, 1996 and 1995, respectively.

     Operating  lease  expense for the years ended  December 31, 1996,  1995 and
     1994  was  (UK   Pound)1.2   million,   (UK   Pound)1.1   million  and  (UK
     Pound)721,000, respectively.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 or Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1997, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following financial statements are included in Part II, Item 8:

              Comcast UK Cable Partners Limited and Subsidiaries
              Independent Auditors' Report............................................29
              Report of Independent Public Accountants ...............................30
              Consolidated Balance Sheet--December 31, 1996 and 1995..................31
              Consolidated Statement of Operations--Years
                Ended December 31, 1996, 1995 and 1994................................32
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 1996, 1995 and 1994................................33
              Consolidated Statement of Shareholders'
                Equity--Years Ended December 31, 1996, 1995 and 1994..................34
              Notes to Consolidated Financial Statements..............................35

              Birmingham Cable Corporation Limited and Subsidiaries
              Independent Auditors' Report............................................46
              Report of Independent Public Accountants................................47
              Consolidated Balance Sheet--December 31, 1996 and 1995..................48
              Consolidated Statement of Operations--Years
                Ended December 31, 1996, 1995 and 1994................................49
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 1996, 1995 and 1994................................50
              Consolidated Statement of Shareholders'
                Equity--Years Ended December 31, 1996, 1995 and 1994..................51
              Notes to Consolidated Financial Statements..............................52

              Cable London PLC and Subsidiaries
              Independent Auditors' Report............................................58
              Report of Independent Public Accountants ...............................59
              Consolidated Balance Sheet--December 31, 1996 and 1995..................60
              Consolidated Statement of Operations--Years
                Ended December 31, 1996, 1995 and 1994................................61
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 1996, 1995 and 1994................................62
              Consolidated Statement of Shareholders'
                Equity--Years Ended December 31, 1996, 1995 and 1994..................63
              Notes to Consolidated Financial Statements..............................64

     (b) All financial statement schedules are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto.

     (c)  Exhibits required to be filed by Item 601 of Regulation S-K:

         2.l*       Reorganization  Agreement,  dated 19 September  1994,  among
                    Warburg,  Pincus Investors,  L.P., Bankers Trust Investments
                    PLC  ("Bankers  Trust"),  Comcast  Corporation  ("Comcast"),
                    Comcast UK Holdings, Inc., ("Holdings"),  the Company and UK
                    Cable Partners Limited ("UKCPL")
         3(i)+      Memorandum of Association of the Company
         3(ii)+     Bye-laws of the Company
         4.l+       Form of Certificate for Class A Common Shares, par value (UK
                    Pound)0.01 per share

          4.2* Indenture dated as of November 15, 1995, between the Company and Bank of Montreal Trust Company, as Trustee, in respect of the Company's 11.20% Senior Discount Debentures Due 2007 (the "Debentures")
          4.2a      Form of certificate  of the Debentures  (included in Exhibit
                    4.2)
          10.1+ Subscription and Contribution Agreement, dated 26 October 1992, among Comcast, UKCPL, the Company, Holdings, Comcast Cablevision of Birmingham, Inc. ("Comcast Birmingham") and Comcast Cablevision of London, Inc.
          10.2+ Shareholders Agreement, dated 11 December 1992 (the "Shareholders Agreement"), among Holdings, UKCPL, the Company and Comcast
          10.3+     Delegation   Agreement,   dated  11   December   1992   (the
                    "Delegation Agreement"), among LTK Consulting, Comcast and Comcast UK Consulting, Inc. ("Comcast Consulting")
          10.4+ NewCo Services Agreement, dated 11 December 1992 (the "NewCo Services Agreement"), between the Company and Comcast UK Cable Partners Consulting, Inc. ("UK Consulting")
         10.5++ Supplemental Agreement, dated as of June 21, 1995, among the Company, Comcast Consulting, Comcast, Holdings, Warburg Pincus and UK Consulting to the NewCo Services Agreement, the Delegation Agreement and the Shareholders Agreement
          10.6+ Memorandum of Association and Articles of Association of Birmingham Cable Corporation Limited ("Birmingham Cable")
          10.7+ Co-ownership Agreement, dated 12 March 1990, between US West International Holdings, Inc. ("US West") and Comcast Birmingham
          10.7a+    Letter,  dated  29  April  1992,  from US  West  to  Comcast
                    Birmingham relating to the Co-ownership Agreement
          10.7b+    Letter, dated 6 May 1992, from US West to Comcast Birmingham relating to the Co-ownership Agreement
          10.8+ Subscription Agreement, dated 4 May 1989, between Birmingham Cable and US West
          10.8a+ Subscription Agreement, dated 31 May 1989, among Birmingham Cable, US West, Compagnie Generale des Eaux ("CGE"), The Cable Corporation Limited ("TCC") and the Standard Life Insurance Company ("Standard Life")
          10.8b+ Supplemental Subscription Agreement, dated 16 March 1990, among Birmingham Cable, US West, CGE, TCC, Standard Life, Comcast Birmingham and General Cable PLC ("General Cable")
          10.8c+ Second Supplemental Subscription Agreement, dated 16 March 1990, among Birmingham Cable, US West, CGE, TCC, Standard Life, Comcast Birmingham and General Cable
          10.8d+ Third Supplemental Subscription Agreement, dated 12 May 1992, among Birmingham Cable, US West, CGE, TCC, Standard Life, Comcast Birmingham, General Cable and US West Cable Programming Corporation
          10.8e* Agreement relating to Birmingham Cable, dated 30 March 1994, among General Cable, CGE, TeleWest Communications plc ("TeleWest"), US West, United Artists Cable Television
                    International Holdings, Inc., the Company, Comcast, TCC, Birmingham Cable, Birmingham Cable Limited and Standard Life
          10.9+ Management Agreement, dated 25 April 1990 (the "Management Agreement"), among Birmingham Cable, Birmingham Cable Limited, US West and Comcast Birmingham
          10.9a+    Assignment Agreement,  dated 27 August 1990, relating to the
                    Management   Agreement
          10.9b+ Assignment and Amendment Agreement, dated 5 August 1992, relating to the Management Agreement
          10.10+ Consultant Agreement, dated 17 July 1992, among Birmingham Cable, Birmingham Cable Limited and TeleWest Communications Group Limited
          10.12+ Memorandum of Association and Articles of Association of Cable London PLC ("Cable London")
          10.13+ Consultant Agreement, dated 16 August 1989, between Cable London and US West Cable Communications Limited
          10.14+ Consultant Agreement, dated 17 August 1989 (the "London Consultant Agreement"), between Cable London and Comcast
          10.14a+ Assignment Agreement, dated 14 September 1990, relating to the London Consultant Agreement

          10.15+    Subscription  Agreement,  dated 10 July  1989,  among  Cable
                    London,  US West,  Comcast,  Jerrold Samuel Nathan,  Malcolm
                    John Gee, Sally Margaret Davis and Steven Michael Kirk
          10.16x    Share  Exchange  Agreement,  dated 4  December  1995,  among
                    SingTel, Cambridge Cable, the Company and Holdings
          10.17+    Share Exchange  Agreement,  dated 5 May 1994, between Avalon
                    Telecommunications L.L.C. and the Company
          10.18ss.  1995 Stock Appreciation Rights Plan (1)
          10.19y    1995 Stock Option Plan (1)
          21.1+     List of subsidiaries of the Company
          23.1      Consents of Arthur Andersen LLP
          23.2      Consent of Arthur Andersen--Birmingham
          23.3      Consent of Arthur Andersen--London
          23.4      Consents of Deloitte & Touche LLP
          23.5      Consent of Deloitte & Touche--Birmingham
          23.6      Consent of Deloitte & Touche--London
          27.1      Financial Data Schedule
          99.1y     Consolidated   financial  statements  of  Cambridge  Holding
                    Company  Limited  (a  United  Kingdom   corporation  in  the
                    prematurity stage) and subsidiaries as of and for the years ended December 31, 1995 and 1994

---------------

(1)  Constitutes a management contract or compensatory plan or arrangement.
* Incorporated by reference to the Company's registration statement on Form S-1 (file number 33-96932) declared effective November 9, 1995.
+ Incorporated by reference to the Company's registration statement on Form S-1 (file number 33-76160) declared effective September 20, 1994.
++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (file number 0-24792).
ss. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (file number 0-24792).
x Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 1996.
y Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (file number 0-24792).

(d)  Reports of Form 8-K - none.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                                        COMCAST UK CABLE PARTNERS LIMITED

                                        By:  /s/ JOHN R. ALCHIN
                                             ----------------------------
                                             JOHN R. ALCHIN
                                             Senior Vice President and Treasurer
                                             (Principal Financial Officer);
                                             Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                   Date

/s/ RALPH J. ROBERTS
------------------------------------
RALPH J. ROBERTS                            Chairman of the Board of                March 28, 1997
                                            Directors; Director

/s/ BRIAN L. ROBERTS
------------------------------------
BRIAN L. ROBERTS                            President (Principal                    March 28, 1997
                                            Executive Officer); Director

/s/ JULIAN A. BRODSKY
------------------------------------
JULIAN A. BRODSKY                           Vice Chairman of the Board              March 28, 1997
                                            of Directors; Director

/s/ LAWRENCE S. SMITH
------------------------------------
LAWRENCE S. SMITH                           Executive Vice President                March 28, 1997
                                            (Principal Accounting Officer);
                                            Director

/s/ JOHN R. ALCHIN
------------------------------------
JOHN R. ALCHIN                              Senior Vice President and               March 28, 1997
                                            Treasurer (Principal Financial
                                            Officer); Director


------------------------------------
ROBERT B. CLASEN                            Director


------------------------------------
JONATHAN PERRY                              Director




Signature                                   Title                                   Date

/s/ HOWARD H. NEWMAN
------------------------------------
HOWARD H. NEWMAN                            Director                                March 28, 1997

/s/ JEFFREY A. HARRIS
------------------------------------
JEFFREY A. HARRIS                           Director                                March 28, 1997

/s/ H. BRIAN THOMPSON
------------------------------------
H. BRIAN THOMPSON                           Director                                March 28, 1997

/s/ JOHN R. ALCHIN
------------------------------------
JOHN R. ALCHIN                              Authorized Representative               March 28, 1997
                                            in the United States

                                INDEX TO EXHIBITS

Exhibit
 Number                      Exhibit

  23.1         Consents of Arthur Andersen LLP

  23.2         Consent of Arthur Andersen -- Birmingham

  23.3         Consent of Arthur Andersen -- London

  23.4         Consents of Deloitte & Touche LLP

  23.5         Consent of Deloitte & Touche -- Birmingham

  23.6         Consent of Deloitte & Touche -- London

  27.1         Financial Data Schedule