Form 10-Q
period 1997-03-31
COMCAST UK CABLE PARTNERS LTD
filed 1997-05-15
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1997
                                       OR
(  ) Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the Transition Period from ________ to ________.

                         Commission File Number 0-24792

                        COMCAST UK CABLE PARTNERS LIMITED
             (Exact name of registrant as specified in its charter)


           Bermuda                                        Not Applicable
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          Clarendon House                           Comcast Corporation
       2 Church Street West                     1500 Market Street, 35th Floor
     Hamilton, HM 11, Bermuda                    Philadelphia, PA 19102-2148
          (809) 295-5950                               (215) 665-1700
--------------------------------------------------------------------------------
 (Address, including zip code, and           (Name, address, including zip code,
        telephone number,                           and telephone number,
       including area code,                          including area code,
    of Registrant's principal                       of agent for service)
        executive offices)

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  __X__                                     No ____

                           --------------------------

As of March 31, 1997, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of March 31, 1997 and December 31,
                    1996 (Unaudited)..........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Three Months Ended March 31,
                    1997 and 1996 (Unaudited).................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Three Months Ended March 31,
                    1997 and 1996 (Unaudited).................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations...........................................9 - 15

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings........................................16

          Item 6.   Exhibits and Reports on Form 8-K.........................16

          SIGNATURE .........................................................17

                       -----------------------------------

This Quarterly Report on Form 10-Q contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                       March 31,     December 31,
                                                                                         1997            1996
                                                                              (in (UK Pound)000's, except share data)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents...................................................  (UK Pound)67,134  (UK Pound)63,314
   Short-term investments......................................................            33,957            61,466
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)1,643 and (UK Pound)1,338.......................................             3,146             2,922
   Other current assets........................................................             4,892             5,359
                                                                                ----------------- -----------------
       Total current assets....................................................           109,129           133,061
                                                                                ----------------- -----------------

INVESTMENTS IN AFFILIATES......................................................            73,341            69,472
                                                                                ----------------- -----------------

PROPERTY AND EQUIPMENT.........................................................           250,513           232,112
   Accumulated depreciation ...................................................           (18,006)          (13,765)
                                                                                ----------------- -----------------
   Property and equipment, net.................................................           232,507           218,347
                                                                                ----------------- -----------------

DEFERRED CHARGES...............................................................            61,102            60,867
   Accumulated amortization....................................................            (9,788)           (8,379)
                                                                                ----------------- -----------------
   Deferred charges, net.......................................................            51,314            52,488
                                                                                ----------------- -----------------

FOREIGN EXCHANGE PUT OPTIONS AND OTHER, net....................................            10,319            11,002
                                                                                ----------------- -----------------
                                                                                (UK Pound)476,610 (UK Pound)484,370
                                                                                ================= =================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses.......................................  (UK Pound)24,671  (UK Pound)23,086
   Current portion of long-term debt...........................................             1,396             1,463
   Foreign exchange call options...............................................             1,343             4,086
   Due to affiliates...........................................................               673               676
                                                                                ----------------- -----------------
       Total current liabilities...............................................            28,083            29,311
                                                                                ----------------- -----------------

LONG-TERM DEBT, less current portion...........................................           216,835           202,626
                                                                                ----------------- -----------------

FOREIGN EXCHANGE CALL OPTIONS AND OTHER........................................             2,653             3,079
                                                                                ----------------- -----------------

LONG-TERM DEBT, due to shareholder.............................................            10,547            10,322
                                                                                ----------------- -----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred shares, (UK Pound).01 par value - authorized, 10,000,000 shares; issued, none.......................................................
   Class A common shares, (UK Pound).01 par value - authorized, 50,000,000
     shares; issued, 37,231,997................................................               372               372
   Class B common shares, (UK Pound).01 par value - authorized, 50,000,000
     shares; issued, 12,872,605................................................               129               129
   Additional capital..........................................................           358,548           358,548
   Accumulated deficit.........................................................          (140,557)         (120,017)
                                                                                ----------------- -----------------
       Total shareholders' equity..............................................           218,492           239,032
                                                                                ----------------- -----------------
                                                                                (UK Pound)476,610 (UK Pound)484,370
                                                                                ================= =================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                          1997            1996
                                                                              (in (UK Pound)000's, except per share data)
REVENUES
   Service income..............................................................  (UK Pound)12,118   (UK Pound)1,947
   Consulting fee income.......................................................               233               387
                                                                               ------------------  ----------------
                                                                                           12,351             2,334
                                                                               ------------------  ----------------

COSTS AND EXPENSES
   Operating...................................................................             4,729               793
   Selling, general and administrative.........................................             7,399             3,211
   Management fees.............................................................               843               606
   Depreciation and amortization...............................................             5,923             1,489
                                                                               ------------------  ----------------

                                                                                           18,894             6,099
                                                                               ------------------  ----------------

OPERATING LOSS.................................................................            (6,543)           (3,765)

OTHER (INCOME) EXPENSE
   Interest expense............................................................             6,051             5,693
   Investment income...........................................................            (2,101)           (4,720)
   Equity in net losses of affiliates..........................................             5,152             5,698
   Exchange losses and other, net..............................................             4,895             1,551
                                                                               ------------------  ----------------
                                                                                           13,997             8,222
                                                                               ------------------  ----------------

NET LOSS ......................................................................           (20,540)          (11,987)

ACCUMULATED DEFICIT
    Beginning of period .......................................................          (120,017)          (79,442)
                                                                               ------------------  ----------------

    End of period..............................................................((UK Pound)140,557) (UK Pound)91,429)
                                                                               ==================  ================

NET LOSS PER SHARE.............................................................    ((UK Pound).41)   ((UK Pound).28)
                                                                               ==================  ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD.......................................            50,105            42,511
                                                                               ==================  ================


See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                           1997               1996
                                                                                      (UK Pound)000      (UK Pound)000
OPERATING ACTIVITIES
   Net loss.................................................................... ((UK Pound)20,540)((UK Pound)11,987)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization.............................................             5,923             1,489
     Amortization on foreign exchange contracts................................               683               665
     Non-cash interest expense.................................................             5,916             5,693
     Non-cash investment income................................................              (529)           (1,604)
     Exchange losses...........................................................             5,673             1,456
     Equity in net losses of affiliates........................................             5,152             5,698
     Increase in foreign exchange contracts and other, net.....................                                  19
                                                                                ----------------- -----------------
                                                                                            2,278             1,429

     (Increase) decrease in accounts receivable and other assets...............              (328)            1,624
     Increase in accounts payable and accrued expenses.........................             1,585             1,935
     Decrease in due to affiliates.............................................                (3)             (519)
                                                                                ----------------- -----------------

         Net cash provided by operating activities.............................             3,532             4,469
                                                                                ----------------- -----------------

FINANCING ACTIVITIES
   Repayment of debt...........................................................               (10)
                                                                                ----------------- -----------------

         Net cash used in financing activities.................................               (10)
                                                                                ----------------- -----------------

INVESTING ACTIVITIES
   Acquisition, net of cash acquired...........................................                             (10,203)
   Proceeds from sales of short-term investments, net..........................            27,509            20,212
   Capital contributions and loans to affiliates...............................            (7,925)           (7,505)
   Capital expenditures and other..............................................           (19,286)          (13,145)
                                                                                ----------------- -----------------

         Net cash provided by (used in) investing activities...................               298           (10,641)
                                                                                ----------------- -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................             3,820            (6,172)

CASH AND CASH EQUIVALENTS, beginning of period.................................            63,314           162,231
                                                                                ----------------- -----------------

CASH AND CASH EQUIVALENTS, end of period.......................................  (UK Pound)67,134 (UK Pound)156,059
                                                                                ================= =================


See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Comcast UK Cable Partners Limited (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1997 and for all period presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This standard, which clarifies and supersedes the current authoritative accounting literature regarding the computation and disclosure of earnings per share, is applicable to interim and annual periods ending after December 15, 1997 and may not be applied earlier. The Company does not expect adoption of this standard to result in significant changes to the Company's calculation or presentation of net loss per share.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1997.

3.   SINGTEL TRANSACTION

     In March 1996, the Company completed the acquisition (the "Singtel Transaction") of Singapore Telecom International Pte. Limited's ("Singapore Telecom") 50% interest in Cambridge Holding Company Limited ("Cambridge Cable"), pursuant to the terms of a Share Exchange Agreement executed by the parties in December 1995. In exchange for Singapore Telecom's 50% interest in Cambridge Cable and certain loans made to Cambridge Cable, with accrued interest thereon, the Company issued approximately 8.9 million of its Class A Common Shares and paid approximately (UK Pound)11.8 million to Singapore Telecom. The Company accounted for the Singtel Transaction under the purchase method. As a result of the Singtel Transaction, the Company owns 100% of Cambridge Cable and Cambridge Cable was consolidated with the Company effective March 31, 1996.

     The following unaudited pro forma information has been presented as if the Singtel Transaction had occurred on January 1, 1996. This unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what results would have been had the Company owned 100% of Cambridge Cable since January 1, 1996 (in thousands, except per share data).

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                             Three Months Ended
                                                                March 31, 1996

     Revenues...........................................       (UK Pound)8,557

     Net loss...........................................               (13,612)

     Net loss per share.................................                  (.27)

4.   INVESTMENTS IN AFFILIATES

     The Company has historically invested in three affiliates (the "Equity Investees," which term excludes Cambridge Cable as of and subsequent to March 31, 1996 - see Note 3): Birmingham Cable Corporation Limited ("Birmingham Cable"), Cable London PLC ("Cable London") and Cambridge Cable. The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of March 31, 1997, the Company's ownership interest in the Equity Investees is as follows:

               Birmingham Cable................................27.5%
               Cable London (1)................................50.0%
     ---------------
     (1) Increased in September 1996 from 49.0% due to the buyout of certain minority shareholders.

     Included in investments in affiliates as of March 31, 1997 and December 31, 1996, are loans to Cable London of (UK Pound)28.5 million and (UK Pound)22.5 million and accrued interest of (UK Pound)4.1 million and (UK Pound)3.6 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (8.00% effective rate as of March 31, 1997) and are subordinate to Cable London's revolving bank credit facility and the London Revolver (see below). Of these loans, (UK Pound)21.0 million as of March 31, 1997 and December 31, 1996 are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of March 31, 1997 are loans to Birmingham Cable of (UK Pound)1.9 million and accrued interest of (UK Pound)20,000. The Birmingham Cable loans accrue interest at a rate of 2% above the London Interbank Offered Rate ("LIBOR") (8.00% effective rate as of March 31, 1997) and are subordinate to Birmingham Cable's credit facility.

     In May 1997, Cable London entered into a (UK Pound)170.0 million revolving credit facility (the "London Revolver") with various banks, which converts into a five year term loan on June 30, 2001. Interest rates on the London Revolver are at LIBOR plus 1/2% to 2-3/8%. The London Revolver will be used by Cable London, subject to certain restrictions, for capital expenditures and working capital requirements relating to the build-out of its systems and the repayment of outstanding indebtedness under Cable London's existing credit facility.

     The London Revolver contains restrictive covenants which limit Cable London's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain financial ratios and cash flow levels be maintained and contain certain restrictions on dividend payments. The Company's right to receive consulting fee payments from Cable London has been subordinated to the banks under the London Revolver. The payment of consulting fees is restricted until Cable London meets certain financial ratio tests under the London Revolver. In addition, the Company's shares in Cable London have been pledged to secure the London Revolver.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                                  Birmingham           Cable          Cambridge
                                                                    Cable             London             Cable          Combined
                                                               (UK Pound)000       (UK Pound)000    (UK Pound)000    (UK Pound)000
     THREE MONTHS ENDED MARCH 31, 1997
     Results of operations
         Service income...................................    (UK Pound)15,394    (UK Pound)11,671  (UK Pound)     (UK Pound)27,065
         Operating, selling, general and
           administrative expenses........................             (13,454)            (11,036)                         (24,490)
         Depreciation and amortization....................              (6,293)             (4,258)                         (10,551)
         Operating loss...................................              (4,353)             (3,623)                          (7,976)
         Net loss.........................................              (7,355)             (6,109)                         (13,464)
         Company's equity in net loss.....................              (2,058)             (3,094)                          (5,152)

     AT MARCH 31, 1997
     Financial position
         Current assets...................................              63,437              10,348                           73,785
         Noncurrent assets................................             259,517             170,056                          429,573
         Current liabilities..............................              27,864              24,839                           52,703
         Noncurrent liabilities...........................             199,290             137,565                          336,855

     THREE MONTHS ENDED MARCH 31, 1996
     Results of operations
         Service income...................................              12,312               9,121          6,401            27,834
         Operating, selling, general and
           administrative expenses........................             (10,552)             (8,941)        (6,366)          (25,859)
         Depreciation and amortization....................              (4,554)             (3,329)        (2,168)          (10,051)
         Operating loss...................................              (2,794)             (3,149)        (2,133)           (8,076)
         Net loss.........................................              (4,434)             (4,633)        (4,419)          (13,486)
         Company's equity in net loss.....................              (1,218)             (2,270)        (2,210)           (5,698)

5.   LONG-TERM DEBT

     The accreted value of the Company's 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") was (UK Pound)212.6 million and (UK Pound)198.1 million as of March 31, 1997 and December 31, 1996, respectively. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

6.   RELATED PARTY TRANSACTIONS

     Comcast U.K. Consulting, Inc., a wholly owned subsidiary of the Company, earns consulting fee income under consulting agreements with the Equity Investees. The consulting fee income is generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas.

     The Company's right to receive certain consulting fee payments from Birmingham Cable and Cable London has been subordinated to the banks under their credit facilities. Accordingly, a portion of these fees have been classified as long-term receivables and are included in investments in affiliates in the Company's condensed consolidated balance sheet. In addition, the Company's shares in Cable London have been pledged to secure amounts outstanding under the Cable London credit facility and the London Revolver (see Note 4).

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


     Management fee expense is incurred under agreements between the Company on the one hand, and Comcast Corporation ("Comcast"), the Company's controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. As of March 31, 1997 and December 31, 1996, due to affiliates consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     For the three months ended March 31, 1997 and 1996, investment income includes (UK Pound)529,000 and (UK Pound)430,000 of interest income, respectively, relating to the loans to Birmingham Cable and Cable London described in Note 4. In addition, investment income for the three months ended March 31, 1996 includes (UK Pound)1.2 million of interest income relating to loans to Cambridge Cable which were eliminated in consolidation effective March 31, 1996 (see Note 3).

     Long-term debt due to shareholder consists of 9% Subordinated Notes payable to Comcast UK Holdings, Inc. which are due in 1999. For the three months ended March 31, 1997 and 1996, the Company recorded (UK Pound)224,000 and (UK Pound)207,000, respectively, of interest expense relating to such notes.

     In management's opinion, the foregoing transactions were entered into on terms no more favorable than those with non-affiliated parties.

7.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast"), was incorporated in 1992 to develop, construct, manage and operate the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of March 31, 1997, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of March 31, 1997, the Operating Companies' systems passed more than 1,029,000 homes or approximately 64% of the homes in their franchise areas and served more than 266,000 cable subscribers, 290,000 residential telephony subscribers and 8,900 business telephony subscribers.

The Company accounts for its interests in Birmingham Cable and Cable London under the equity method. Through March 31, 1996, the Company also accounted for its interest in Cambridge Cable under the equity method (see below). Collectively, Birmingham Cable, Cable London and Cambridge Cable are referred to herein as the "Equity Investees" (which term excludes Cambridge Cable as of and subsequent to March 31, 1996).

General Development of Business

Singtel Transaction

In March 1996, the Company completed the acquisition (the "Singtel Transaction") of Singapore Telecom International Pte. Limited's ("Singapore Telecom") 50% interest in Cambridge Cable, pursuant to the terms of a Share Exchange Agreement executed by the parties in December 1995. In exchange for Singapore Telecom's 50% interest in Cambridge Cable and certain loans made to Cambridge Cable, with accrued interest thereon, the Company issued approximately 8.9 million of its Class A Common Shares and paid approximately (UK Pound)11.8 million to Singapore Telecom. The Company accounted for the Singtel Transaction under the purchase method. As a result of the Singtel Transaction, the Company now owns 100% of Cambridge Cable and Cambridge Cable was consolidated with the Company effective March 31, 1996.

Liquidity and Capital Resources

The Company

Historically, the Company has financed its cash requirements, including its investments in the Equity Investees, through capital contributions from its shareholders, as well as proceeds from the Company's initial public offering of
15.0 million of its Class A Common Shares (net proceeds of $209.4 million or (UK Pound)132.6 million) in September 1994 and from the Company's offering of its $517.3 million principal amount at maturity 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") (net proceeds of $291.1 million or (UK Pound)186.9 million) in November 1995. Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends. The Operating Companies have not paid any dividends or advances to the Company and are not expected to pay any dividends or advances in the foreseeable future.

Except for its working capital requirements, the Company's cash needs will depend on management's investment decisions. Investment considerations include
(i) whether further capital  contributions will be made to the Equity Investees,
(ii) whether the Operating Companies can obtain debt financing, (iii) whether the Operating Companies will be able to generate positive operating cash flow,
(iv) the timing of the build-out of the Operating Companies' systems, and (v) whether there may be future acquisitions and trades funded in cash or the Company's shares. There are no agreements or negotiations for specific significant acquisitions currently pending.

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and loans to the Operating Companies in the aggregate of (UK Pound)31.3 million and (UK Pound)22.1 million during the three months ended March 31, 1997 and 1996, respectively. Of these amounts, (UK Pound)7.9 million and (UK Pound)7.5 million relate to capital contributions and loans to the Equity Investees during the three months ended March 31, 1997 and 1996, respectively. Although the Company is not contractually committed to make any additional capital contributions or loans to any of the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interest in the Equity Investees.

The Company estimates that the Operating Companies will require an aggregate of approximately (UK Pound)370 million to (UK Pound)470 million after March 31, 1997 to complete the build-out of their systems. Although the Company expects that its strategic and financial partners in the Equity Investees will provide their share of such funds, they are not contractually obligated to do so, and thus no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, the Equity Investees will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under existing or new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over the Equity Investees' debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its system could result in the loss of its cable franchises and licenses.

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

The Company has entered into certain foreign exchange option contracts ("FX Options") as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of March 31, 1997 and December 31, 1996, the Company has (UK Pound)250.0 million notional amount of FX Puts to purchase United States ("US") dollars at an exchange ratio of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange ratio falls below the

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9 million are included in foreign exchange put options and other in the Company's condensed consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years.

During 1995, in order to reduce hedging costs, the Company sold foreign exchange call option contracts ("FX Calls") to exchange (UK Pound)250.0 million notional amount and received (UK Pound)3.4 million. These contracts may only be settled on their expiration dates. Of these contracts, (UK Pound)200.0 million notional amount, with an exchange ratio of $1.70 per (UK Pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (UK Pound)50.0 million notional amount and an exchange ratio of $1.62 per (UK Pound)1.00, has a settlement date in November 2000. In the fourth quarter of 1996, in order to continue to reduce hedging costs, the Company sold additional FX Calls, for (UK Pound)2.1 million, to exchange (UK Pound)200.0 million notional amount at average exchange ratio of $1.75 per (UK Pound)1.00. These contracts may only be settled on their expiration dates during the fourth quarter of 1997. The FX Calls are marked-to-market on a current basis in the Company's condensed consolidated statement of operations and accumulated deficit.

Changes in fair value between measurement dates relating to the FX Calls resulted in exchange gains of (UK Pound)3.2 million and (UK Pound)1.8 million during the three months ended March 31, 1997 and 1996, respectively.

The Company's ability to meet its long-term liquidity and capital requirements is contingent upon the Operating Companies' ability to generate positive operating cash flow and to obtain external financing, although there can be no assurance that any such financing will be available on acceptable terms and conditions. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the Company's expected capital contributions and loans Birmingham Cable and Cable London and to fund development and construction costs for Cambridge Cable and Teesside through April 1998.

The Operating Companies

The following is a discussion of the liquidity and capital resources of each of the Operating Companies. Such financial information has not been adjusted for the Company's proportionate ownership percentages in the Operating Companies.

Birmingham Cable. Historically, Birmingham Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partners and cash from the issuance of Birmingham Cable's preference shares. The Company estimates that approximately (UK Pound)42.0 million will be required between April 1, 1997 and December 31, 1997 to continue development and construction of Birmingham Cable's cable/telephony network. An additional (UK Pound)20.0 million to (UK Pound)40.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that the majority of such funds will be provided by cash from the issuance of Birmingham Cable's preference shares. Any additional funding may come from the Company or its strategic and financial partners, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cable London. Historically, Cable London's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partner and borrowings under its existing credit facility.

In May 1997, Cable London entered into a (UK Pound)170.0 million revolving credit facility (the "London Revolver") with various banks, which converts into a five year term loan on June 30, 2001. Interest rates on the London Revolver

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



are at the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2-3/8%. The London Revolver will be used by Cable London, subject to certain restrictions, for capital expenditures and working capital requirements relating to the build-out of its systems and the repayment of outstanding indebtedness under Cable London's existing credit facility.

The London Revolver contains restrictive covenants which limit Cable London's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain financial ratios and cash flow levels be maintained and contain certain restrictions on dividend payments. The Company's right to receive consulting fee payments from Cable London has been subordinated to the banks under the London Revolver. The payment of consulting fees is restricted until Cable London meets certain financial ratio tests under the London Revolver. In addition, the Company's shares in Cable London have been pledged to secure the London Revolver.

The Company estimates that approximately (UK Pound)30.0 million will be required between April 1, 1997 and December 31, 1997 to continue development and construction of Cable London's cable/telephony network. An additional (UK Pound)80.0 million to (UK Pound)100.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that the majority of such funds and Cable London's 1997 debt maturity requirements will be provided by the London Revolver. Any additional funding may come from the Company or its strategic and financial partner, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cambridge Cable. Prior to the Singtel Transaction, Cambridge Cable's primary source of funding had been capital contributions and loans from the Company and Singapore Telecom. The Company estimates that approximately (UK Pound)24.0 million will be required between April 1, 1997 and December 31, 1997 to continue development and construction of Cambridge Cable's cable/telephony network. An additional (UK Pound)90.0 million to (UK Pound)120.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that such funds will be provided by the Company, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Teesside. Historically, Teesside's primary source of funding has been capital contributions from the Company. The Company estimates that approximately (UK Pound)38.0 million will be required between April 1, 1997 and December 31, 1997 to continue development and construction of Teesside's cable/telephony network. An additional (UK Pound)50.0 million to (UK Pound)70.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that such funds will be provided by the Company, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Statement of Cash Flows

Cash and cash equivalents increased (UK Pound)3.8 million as of March 31, 1997 from December 31, 1996 and decreased (UK Pound)6.2 million as of March 31, 1996 from December 31, 1995. Changes in cash and cash equivalents primarily resulted from cash flows from operating and investing activities which are explained below.

Net cash provided by operating activities amounted to (UK Pound)3.5 million and (UK Pound)4.5 million for the three months ended March 31, 1997 and 1996, respectively. The changes in net cash provided by operating activities for the respective periods are primarily due to changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by (used in) investing activities was (UK Pound)298,000 and ((UK Pound)10.6) million for the three months ended March 31, 1997 and 1996, respectively. During the three months ended March 31, 1997, net cash provided by

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



investing activities includes proceeds from the sales of short-term investments of (UK Pound)27.5 million, offset by capital expenditures and other of (UK Pound)19.3 million and capital contributions and loans to affiliates of (UK Pound)7.9 million. During the three months ended March 31, 1996, net cash used in investing activities includes the acquisition of Cambridge Cable of (UK Pound)10.2 million, net of cash acquired, capital expenditures and other of (UK Pound)13.1 million and capital contributions and loans to affiliates of (UK Pound)7.5 million, offset by proceeds from the sales of short-term investments of (UK Pound)20.2 million.

Results of Operations

The Company

The Company recognized net losses of (UK Pound)20.5 million and (UK Pound)12.0 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of (UK Pound)8.5 million or 71% from 1996 as compared to the same period in 1997. The increase in the Company's net loss is due to the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and on the Company's FX Calls, the effects of the Singtel Transaction and the Company recognizing its proportionate share of the Equity Investees' net losses.

Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the three months ended March 31, 1997, as compared to the same period in 1996, are attributable to the effects of the Singtel Transaction and the effects of the continuing construction of Teesside's cable/telephony network. Cambridge Cable's service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense were (UK Pound)7.8 million, (UK Pound)3.2 million, (UK Pound)4.2 million and (UK Pound)3.5 million, respectively, for the three months ended March 31, 1997.

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

Interest expense for the three months ended March 31, 1997 and 1996 was (UK Pound)6.1 million and (UK Pound)5.7 million, respectively, representing an increase of (UK Pound)400,000 or 7% from 1996 as compared to the same period in 1997. The increase is primarily attributable to the compounding of interest on the 2007 Discount Debentures.

Investment income for the three months ended March 31, 1997 and 1996 was (UK Pound)2.1 million and (UK Pound)4.7 million, respectively, representing a decrease of (UK Pound)2.6 million or 55% from 1996 as compared to the same period in 1997. The decrease is primarily attributable to the decrease in the average balance of cash, cash equivalents and short-term investments held by the Company during 1997 as compared to the same period in 1996 and the effects of the Singtel Transaction.

Equity in net losses of affiliates for the three months ended March 31, 1997 and 1996 was (UK Pound)5.2 million and (UK Pound)5.7 million, respectively, representing a decrease of (UK Pound)500,000 or 9% from 1996 as compared to the same period in 1997. The decrease is attributable to the effects of the Singtel Transaction, partially offset by the effects of increases in the net losses of Birmingham Cable and Cable London.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



Net exchange losses and other expenses for the three months ended March 31, 1997 and 1996 were (UK Pound)4.9 million and (UK Pound)1.6 million, respectively, representing an increase of (UK Pound)3.3 million from 1996 as compared to the same period in 1997. This increase primarily results from the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and on the Company's FX Calls. The Company's results of operations will continue to be affected by exchange rate fluctuations.

The Operating Companies

Due to the similar nature of their operations, the following discussion with respect to the Operating Companies' results of operations for the three months ended March 31, 1997 and 1996 is based on their proportionate combined results of operations. Such proportionate combined results of operations have been derived from the financial statements of the Company and the Equity Investees, after giving effect to the Company's ownership interests in each of the Operating Companies as of March 31, 1997. The Company believes that presentation of proportionate combined financial data, although not in accordance with generally accepted accounting principles, facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable, Cable London and Cambridge Cable (through March 31, 1996) under the equity method. The results of operations of Teesside and Cambridge Cable (subsequent to March 31, 1996) are consolidated with those of the Company.

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

Proportionate  combined  service  income  was  (UK  Pound)22.2  million  and (UK
Pound)16.3 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of (UK Pound)5.9 million or 36% from 1996 as compared to the same period in 1997. Substantially all of the growth in service income was due to increases in the number of cable communications and telephony subscribers, primarily as a result of additional homes passed. Approximately one-half of the Operating Companies' service income for the three months ended March 31, 1997 and 1996 is derived from monthly subscription charges relating primarily to cable communications services and approximately one-half of their service income for these periods is derived primarily from usage charges relating to telephony services.

Proportionate combined operating, selling, general and administrative expenses were (UK Pound)21.4 million and (UK Pound)17.2 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of (UK Pound)4.2 million or 24% from 1996 as compared to the same period in 1997. Substantially all of the increase was attributable to the continued development of Teesside's operations and increased business activity resulting from the growth in the number of subscribers and development of the Operating Companies' franchise areas.

Proportionate combined depreciation and amortization expense was (UK Pound)9.5 million and (UK Pound)6.3 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of (UK Pound)3.2 million or 51% from 1996 as compared to the same period in 1997. This increase was due to certain of the Operating Companies' discrete build

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



areas ending their Prematurity Periods as set out under SFAS No. 51, as well as an increase in the percentage used to calculate depreciation expense as a result of an increased number of subscribers in those discrete franchise areas remaining in their Prematurity Period.

Proportionate  combined  interest  expense  was (UK  Pound)4.9  million  and (UK
Pound)4.3 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of (UK Pound)600,000 or 14% from 1996 as compared to the same period in 1997. The increase was primarily attributable to additional loans from shareholders and borrowings under credit facilities.

Proportionate combined investment income was (UK Pound)536,000 and (UK Pound)844,000 for the three months ended March 31, 1997 and 1996, respectively, representing a decrease of (UK Pound)308,000 or 36% from 1996 as compared to the same period in 1997. The decrease was attributable to a decrease in the average balance of cash, cash equivalents and restricted cash held by the Operating Companies during the three months ended March 31, 1997, as compared to the same period in 1996.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company and the Operating Companies are not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               27.1  Financial Data Schedule.

          (b)  Reports on Form 8-K - none.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMCAST UK CABLE PARTNERS LIMITED
                                       -----------------------------------------






                                       /s/ John R. Alchin
                                       -----------------------------------------
                                       John R. Alchin
                                       Senior Vice President and
                                       Treasurer (Principal Financial Officer)





Date: May 15, 1997