Form 10-Q
period 1997-06-30
COMCAST UK CABLE PARTNERS LTD
filed 1997-08-13
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1997
                                       OR

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

        Clarendon House                             Comcast Corporation
      2 Church Street West                      1500 Market Street, 35th Floor
    Hamilton, HM 11, Bermuda                     Philadelphia, PA 19102-2148
         (809) 295-5950                                (215) 665-1700
--------------------------------------------------------------------------------
  (Address, including zip code,              (Name, address, including zip code,
      and telephone number,                    and telephone number, including
including area code, of Registrant's           area code, of agent for service)
    principal executive offices)
                           --------------------------

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

As of June 30, 1997, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of June 30, 1997 and December 31,
                    1996 (Unaudited)...........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Six and Three Months Ended June 30,
                    1997 and 1996 (Unaudited)..................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Six Months Ended June 30,
                    1997 and 1996 (Unaudited)..................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).........................5-8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations..............................................9-15

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................16

          Item 4.   Submission of Matters to a Vote of
                    Security Holders.......................................16-17

          Item 6.   Exhibits and Reports on Form 8-K..........................17

          SIGNATURE...........................................................18

                       -----------------------------------

This Quarterly Report on Form 10-Q contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of, the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                               June 30,                 December 31,
                                                                                 1997                       1996
                                                                             (in (UK Pound)000's, except share data)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents........................................... (UK Pound)56,327           (UK Pound)63,314
   Short-term investments..............................................           23,305                     61,466
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)1,714 and (UK Pound)1,338...............................            3,700                      2,922
   Other current assets................................................            5,394                      5,359
                                                                         ---------------            ---------------
       Total current assets............................................           88,726                    133,061
                                                                         ---------------            ---------------

INVESTMENTS IN AFFILIATES..............................................           70,416                     69,472
                                                                         ---------------            ---------------

PROPERTY AND EQUIPMENT.................................................          270,588                    232,112
   Accumulated depreciation ...........................................          (22,800)                   (13,765)
                                                                         ---------------            ---------------
   Property and equipment, net.........................................          247,788                    218,347
                                                                         ---------------            ---------------

DEFERRED CHARGES.......................................................           61,328                     60,867
   Accumulated amortization............................................          (11,197)                    (8,379)
                                                                         ---------------            ---------------
   Deferred charges, net...............................................           50,131                     52,488
                                                                         ---------------            ---------------

FOREIGN EXCHANGE PUT OPTIONS AND OTHER, net............................            9,628                     11,002
                                                                         ---------------            ---------------
                                                                       (UK Pound)466,689          (UK Pound)484,370
                                                                        ================           ================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses............................... (UK Pound)24,264           (UK Pound)23,086
   Current portion of long-term debt...................................            1,442                      1,463
   Foreign exchange call options.......................................            1,000                      4,086
   Due to affiliates...................................................            1,863                        676
                                                                         ---------------            ---------------
       Total current liabilities.......................................           28,569                     29,311
                                                                         ---------------            ---------------

LONG-TERM DEBT, less current portion...................................          219,579                    202,626
                                                                         ---------------            ---------------

FOREIGN EXCHANGE CALL OPTIONS..........................................            2,374                      3,079
                                                                         ---------------            ---------------

LONG-TERM DEBT, due to shareholder.....................................           10,783                     10,322
                                                                         ---------------            ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred shares, (UK Pound).01 par value - authorized, 10,000,000 shares; issued, none..............................................
   Class A common shares, (UK Pound).01 par value - authorized,
     50,000,000 shares; issued, 37,231,997.............................              372                        372
   Class B common shares, (UK Pound).01 par value - authorized,
     50,000,000 shares; issued, 12,872,605.............................              129                        129
   Additional capital..................................................          358,548                    358,548
   Accumulated deficit.................................................         (153,665)                  (120,017)
                                                                         ---------------            ---------------
       Total shareholders' equity......................................          205,384                    239,032
                                                                         ---------------            ---------------
                                                                       (UK Pound)466,689          (UK Pound)484,370
                                                                        ================           ================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                           Six Months Ended                         Three Months Ended
                                                               June 30,                                  June 30,
                                                      1997                 1996                 1997                 1996
                                                                 (in (UK Pound)000's, except per share data)
REVENUES
   Service income...........................  (UK Pound)25,205     (UK Pound)11,176     (UK Pound)13,087       (UKPound)9,229
   Consulting fee income....................               496                  610                  263                  223
                                             -----------------    -----------------    -----------------    -----------------
                                                        25,701               11,786               13,350                9,452
                                             -----------------    -----------------    -----------------    -----------------

COSTS AND EXPENSES
   Operating................................             9,894                4,405                5,165                3,612
   Selling, general and administrative......            14,818                9,605                7,419                6,394
   Management fees..........................             1,707                1,332                  864                  726
   Depreciation and amortization............            12,189                6,337                6,266                4,848
                                             -----------------    -----------------    -----------------    -----------------

                                                        38,608               21,679               19,714               15,580
                                             -----------------    -----------------    -----------------    -----------------

OPERATING LOSS..............................           (12,907)              (9,893)              (6,364)              (6,128)

INVESTMENT (INCOME) EXPENSE
   Interest expense.........................            12,285               11,645                6,234                5,952
   Investment income........................            (4,026)              (7,602)              (1,925)              (2,882)
   Equity in net losses of affiliates.......            10,314                9,640                5,162                3,942
   Exchange losses (gains) and other........             2,168                 (297)              (2,727)              (1,848)
                                             -----------------    -----------------    -----------------    -----------------
                                                        20,741               13,386                6,744                5,164
                                             -----------------    -----------------    -----------------    -----------------

NET LOSS....................................           (33,648)             (23,279)             (13,108)             (11,292)

ACCUMULATED DEFICIT
    Beginning of period ....................          (120,017)             (79,442)            (140,557)             (91,429)
                                             -----------------    -----------------    -----------------    -----------------

    End of period...........................((UK Pound)153,665)  ((UK Pound)102,721)  ((UK Pound)153,665)  ((UK Pound)102,721)
                                             =================    =================    =================    =================


NET LOSS PER SHARE..........................    ((UK Pound).67)      ((UK Pound).50)      ((UK Pound).26)      ((UK Pound).22)
                                             =================    =================    =================    =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD....            50,105               46,308               50,105               50,105
                                             =================    =================    =================    =================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                             1997                       1996
                                                                        (UK Pound)000               (UK Pound)000
OPERATING ACTIVITIES
    Net loss......................................................   ((UK Pound)33,648)           ((UK Pound)23,279)
     Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Depreciation and amortization..............................              12,189                        6,337
       Amortization on foreign exchange contracts.................               1,374                        1,356
       Non-cash interest expense..................................              12,015                       11,506
       Non-cash investment income.................................              (1,149)                      (2,020)
       Exchange losses (gains)....................................               1,780                       (1,605)
       Equity in net losses of affiliates.........................              10,314                        9,640
       Increase in foreign exchange contracts, net................                                               19
                                                                      ----------------            -----------------
                                                                                 2,875                        1,954

       Decrease in accounts receivable, other current assets
          and other ..............................................              (2,272)                        (392)
       Increase (decrease) in accounts payable and accrued
          expenses ...............................................               1,178                          (46)
       Increase (decrease) in due to affiliates...................               1,187                       (1,540)
                                                                      ----------------            -----------------

              Net cash provided by (used in) operating activities.               2,968                          (24)
                                                                      ----------------            -----------------

FINANCING ACTIVITIES
    Repayment of debt.............................................                 (18)                         (19)
                                                                      ----------------            -----------------

              Net cash used in financing activities...............                 (18)                         (19)
                                                                      ----------------            -----------------

INVESTING ACTIVITIES
    Acquisition, net of cash acquired.............................                                          (10,306)
    Proceeds from sales of short-term investments, net............              38,161                       18,217
    Capital contributions and loans to affiliates.................              (8,661)                      (7,513)
    Capital expenditures and other................................             (39,437)                     (32,216)
                                                                      ----------------            -----------------

              Net cash used in investing activities...............              (9,937)                     (31,818)
                                                                      ----------------            -----------------

DECREASE IN CASH AND CASH EQUIVALENTS.............................              (6,987)                     (31,861)

CASH AND CASH EQUIVALENTS, beginning of period....................              63,314                      162,231
                                                                      ----------------            -----------------

CASH AND CASH EQUIVALENTS, end of period..........................    (UK Pound)56,327            (UK Pound)130,370
                                                                      ================            =================


See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Comcast UK Cable Partners Limited (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1997 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of operating results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement, which clarifies and supersedes the current authoritative accounting literature regarding the computation and disclosure of earnings per share, is effective for interim and annual periods ending after December 15, 1997 and may not be applied earlier. The Company does not expect adoption of this statement to result in significant changes to the Company's calculation or presentation of net loss per share.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                               Six Months Ended
                                                                 June 30, 1996

     Revenues..........................................       (UK Pound)18,009

     Net loss..........................................                (25,004)

     Net loss per share................................                   (.50)

4.   INVESTMENTS IN AFFILIATES

     The Company has historically invested in three affiliates (the "Equity Investees," which term excludes Cambridge Cable as of and subsequent to March 31, 1996 - see Note 3): Birmingham Cable Corporation Limited ("Birmingham Cable"), Cable London PLC ("Cable London") and Cambridge Cable. The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of June 30, 1997, the Company's ownership interest in the Equity Investees is as follows:

            Birmingham Cable................................27.5%
            Cable London (1)................................50.0%
     ---------------
     (1) Increased in September 1996 from 49.0% due to the buyout of certain minority shareholders.

     Included in investments in affiliates as of June 30, 1997 and December 31, 1996, are loans to Cable London of (UK Pound)28.5 million and (UK Pound)22.5 million and accrued interest of (UK Pound)4.7 million and (UK Pound)3.6 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (8.50% effective rate as of June 30, 1997) and are subordinate to the London Revolver (see below). Of these loans, (UK Pound)21.0 million as of June 30, 1997 and December 31, 1996 are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of June 30, 1997 are loans to Birmingham Cable of (UK Pound)1.9 million and accrued interest of (UK Pound)57,000. The Birmingham Cable loans accrue interest at a rate of 2% above the London Interbank Offered Rate ("LIBOR") (7.80% effective rate as of June 30, 1997) and are subordinate to Birmingham Cable's credit facility.

     In May 1997, Cable London entered into a (UK Pound)170.0 million revolving credit facility (the "London Revolver") with various banks, which converts into a five year term loan on June 30, 2001. Interest rates on the London Revolver are at LIBOR plus 1/2% to 2-3/8%. In May 1997, Cable London repaid all amounts outstanding under its existing credit facility with the proceeds from borrowings under the London Revolver. The balance of the London Revolver will be used, subject to certain restrictions, for capital expenditures and working capital requirements relating to the build-out of its systems.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                          Birmingham          Cable         Cambridge
                                                             Cable           London           Cable             Combined
                                                       (UK Pound)000     (UK Pound)000     (UK Pound)000     (UK Pound)000
     SIX MONTHS ENDED JUNE 30, 1997
     Results of operations
         Service income............................  (UK Pound)31,800  (UK Pound)24,693  (UK Pound)         (UK Pound)56,493
         Operating, selling, general and
           administrative expenses.................           (27,645)          (22,294)                             (49,939)
         Depreciation and amortization.............           (13,035)           (8,890)                             (21,925)
         Operating loss............................            (8,880)           (6,491)                             (15,371)
         Net loss..................................           (15,364)          (11,879)                             (27,243)
         Company's equity in net loss..............            (4,295)           (6,019)                             (10,314)

     THREE MONTHS ENDED JUNE 30, 1997
     Results of operations
         Service income............................            16,406            13,022                               29,428
         Operating, selling, general and
           administrative expenses.................           (14,191)          (11,258)                             (25,449)
         Depreciation and amortization.............            (6,742)           (4,632)                             (11,374)
         Operating loss............................            (4,527)           (2,868)                              (7,395)
         Net loss..................................            (8,009)           (5,770)                             (13,779)
         Company's equity in net loss..............            (2,237)           (2,925)                              (5,162)

     AT JUNE 30, 1997
     Financial position
         Current assets............................            73,068            11,397                               84,465
         Noncurrent assets.........................           247,030           177,114                              424,144
         Current liabilities.......................            31,976            21,796                               53,772
         Noncurrent liabilities....................           200,331           153,694                              354,025

     SIX MONTHS ENDED JUNE 30, 1996
     Results of operations
         Service income............................            25,230            18,644             6,401             50,275
         Operating, selling, general and
           administrative expenses.................           (21,441)          (18,648)           (6,366)           (46,455)
         Depreciation and amortization.............            (9,334)           (6,893)           (2,168)           (18,395)
         Operating loss............................            (5,545)           (6,897)           (2,133)           (14,575)
         Net loss..................................            (9,161)          (10,029)           (4,419)           (23,609)
         Company's equity in net loss..............            (2,516)           (4,914)           (2,210)            (9,640)

     THREE MONTHS ENDED JUNE 30, 1996
     Results of operations
         Service income............................            12,918             9,523                               22,441
         Operating, selling, general and
           administrative expenses.................           (10,889)           (9,707)                             (20,596)
         Depreciation and amortization.............            (4,780)           (3,564)                              (8,344)
         Operating loss............................            (2,751)           (3,748)                              (6,499)
         Net loss..................................            (4,727)           (5,396)                             (10,123)
         Company's equity in net loss..............            (1,298)           (2,644)                              (3,942)

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

5.   LONG-TERM DEBT

     The accreted value of the Company's 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") was (UK Pound)215.2 million and (UK Pound)198.1 million as of June 30, 1997 and December 31, 1996, respectively. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

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

     Management fee expense is incurred under agreements between the Company on the one hand, and Comcast Corporation ("Comcast"), the Company's controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. As of June 30, 1997 and December 31, 1996, due to affiliates consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     For the six and three months ended June 30, 1997 and 1996, investment income includes (UK Pound)1.1 million, (UK Pound)845,000, (UK Pound)620,000 and (UK Pound)415,000 of interest income, respectively, relating to the loans to Birmingham Cable and Cable London described in Note 4. In addition, investment income for the six months ended June 30, 1996 includes (UK Pound)1.2 million of interest income relating to loans to Cambridge Cable which were eliminated in consolidation effective March 31, 1996 (see
     Note 3).

     Long-term debt due to shareholder consists of 9% Subordinated Notes payable to Comcast UK Holdings, Inc. which are due in 1999. For the six and three months ended June 30, 1997 and 1996, the Company recorded (UK Pound)461,000, (UK Pound)423,000, (UK Pound)237,000 and (UK Pound)216,000,
     respectively, of interest expense relating to such notes.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast"), is principally engaged in the development, construction, management and operation of the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of June 30, 1997, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of June 30, 1997, the Operating Companies' systems passed more than 1,086,000 homes or approximately 68% of the homes in their franchise areas and served more than 275,000 cable subscribers, 314,000 residential telephony subscribers and 9,600 business telephony subscribers.

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

General Developments of Business

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997



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

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and loans to the Operating Companies in the aggregate of (UK Pound)49.7 million, (UK Pound)45.8 million, (UK Pound)18.4 million and (UK Pound)23.7 million during the six and three months ended June 30, 1997 and 1996, respectively. Of these amounts, (UK Pound)8.7 million, (UK Pound)7.5 million and (UK Pound)736,000 relate to capital contributions and loans to the Equity Investees during the six months ended June 30, 1997 and 1996 and the three months ended June 30, 1997, respectively. Although the Company is not contractually committed to make any additional capital contributions or loans to the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interest in the Equity Investees.

The Company estimates that the Operating Companies will require an aggregate of approximately (UK Pound)320.0 million to (UK Pound)420.0 million after June 30, 1997 to complete the build-out of their systems. Although the Company expects that its strategic and financial partners in the Equity Investees will provide their share of such funds, they are not contractually obligated to do so, and thus no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, the Equity Investees will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under existing or new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over the Equity Investees' debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its system could result in the loss of its cable franchises and licenses.

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

The Company has entered into certain foreign exchange option contracts ("FX Options") as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of June 30, 1997 and December 31, 1996, the Company has (UK Pound)250.0 million notional amount of FX Puts to purchase United States ("US") dollars at an exchange ratio of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange ratio falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997



million are included in foreign exchange put options and other in the Company's condensed consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years.

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

Changes in fair value between measurement dates relating to the FX Calls resulted in exchange (gains) losses of ((UK Pound)3.8) million, ((UK Pound)1.6) million, ((UK Pound)622,000) and (UK Pound)205,000 during the six months and three months ended June 30, 1997 and 1996, respectively.

The Company's ability to meet its long-term liquidity and capital requirements is contingent upon the Operating Companies' ability to generate positive operating cash flow and to obtain external financing, although there can be no assurance that any such financing will be available on acceptable terms and conditions. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the Company's expected capital contributions and loans to Birmingham Cable and Cable London and to fund development and construction costs for Cambridge Cable and Teesside (see discussion of the Operating Companies' financing assumptions below).

The Operating Companies

The following is a discussion of the liquidity and capital resources of each of the Operating Companies. Such financial information has not been adjusted for the Company's proportionate ownership percentages in the Operating Companies.

Birmingham Cable. Historically, Birmingham Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partners and cash from the issuance of Birmingham Cable's preference shares. In July 1997, the preference shareholder exercised its option to require Birmingham Cable to purchase its shareholding. The Company funded the redemption of the preference shares with the proceeds from its (UK Pound)175.0 million revolving credit facility (the "Birmingham Facility") and restricted cash and settled its five year (UK Pound)175.0 million interest rate exchange agreement with Barclays Bank PLC.

The Company estimates that approximately (UK Pound)25.0 million will be required between July 1, 1997 and December 31, 1997 to continue development and construction of Birmingham Cable's cable/telephony network. An additional (UK Pound)20.0 million to (UK Pound)40.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that the majority of such funds will be provided by borrowings under the Birmingham Facility. Any additional funding may come from the Company or its strategic and financial partners, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cable London. Historically, Cable London's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partner and borrowings under its credit facilities. In May 1997, Cable London entered into a (UK Pound)170.0 million revolving credit facility (the "London Revolver") with various banks, which converts into a five year term loan on June 30, 2001. Interest rates on the London Revolver are at the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2-3/8%. In May 1997, Cable London repaid all amounts outstanding under its existing credit facility with the proceeds from borrowings under the London Revolver. The balance of the London Revolver will be used by Cable London, subject to certain restrictions, for capital expenditures and working capital requirements relating to the build-out of its systems.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


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

The Company estimates that approximately (UK Pound)16.0 million will be required between July 1, 1997 and December 31, 1997 to continue development and construction of Cable London's cable/telephony network. An additional (UK Pound)80.0 million to (UK Pound)100.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that the majority of such funds will be provided by the London Revolver. Any additional funding may come from the Company or its strategic and financial partner, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cambridge Cable. Prior to the Singtel Transaction, Cambridge Cable's primary source of funding had been capital contributions and loans from the Company and Singapore Telecom. The Company estimates that approximately (UK Pound)17.0 million will be required between July 1, 1997 and December 31, 1997 to continue development and construction of Cambridge Cable's cable/telephony network. An additional (UK Pound)90.0 million to (UK Pound)120.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that such funds will be provided by the Company, borrowings under new credit facilities, which Cambridge Cable is currently seeking, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Teesside. Historically, Teesside's primary source of funding has been capital contributions from the Company. The Company estimates that approximately (UK Pound)26.0 million will be required between July 1, 1997 and December 31, 1997 to continue development and construction of Teesside's cable/telephony network. An additional (UK Pound)50.0 million to (UK Pound)70.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that such funds will be provided by the Company, borrowings under new credit facilities, which Teesside is currently seeking, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Statement of Cash Flows

Cash and cash equivalents decreased (UK Pound)7.0 million as of June 30, 1997 from December 31, 1996 and decreased (UK Pound)31.9 million as of June 30, 1996 from December 31, 1995. Decreases in cash and cash equivalents primarily resulted from cash flows from operating and investing activities which are explained below.

Net cash provided by operating activities amounted to (UK Pound)3.0 million for the six months ended June 30, 1997. The increase in net cash provided by operating activities as compared to the prior year period is primarily due to changes in working capital as a result of the timing of receipts and disbursements.

Net  cash  used in  investing  activities  was  (UK  Pound)9.9  million  and (UK
Pound)31.8   million  for  the  six  months   ended  June  30,  1997  and  1996,
respectively. During the six months ended June 30, 1997, net cash used in investing activities includes capital expenditures and other of (UK Pound)39.4 million and capital contributions and loans to affiliates of (UK Pound)8.7 million, offset by proceeds from the sales of short-term investments of (UK Pound)38.2 million. During the six months ended June 30, 1996, net cash used in investing activities includes the acquisition of Cambridge Cable of (UK Pound)10.3 million, net of cash acquired, capital expenditures and other of (UK Pound)32.2 million and capital contributions and loans to affiliates of (UK Pound)7.5 million, offset by proceeds from the sales of short-term investments of (UK Pound)18.2 million.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997



Results of Operations

The Company

The Company recognized net losses of (UK Pound)33.6 million, (UK Pound)23.3 million, (UK Pound)13.1 million and (UK Pound)11.3 million for the six and three months ended June 30, 1997 and 1996, respectively, representing increases of (UK Pound)10.3 million or 44% and (UK Pound)1.8 million or 16% from 1996 as compared to the same periods in 1997. The increases in the Company's net loss are due to the effects of the Singtel Transaction, decreases in investment income due to the effects of lower average cash and short-term investment balances, the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and on the Company's FX Calls, and the Company recognizing its proportionate share of the Equity Investees' net losses.

Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the six and three months ended June 30, 1997, as compared to the same periods in 1996, are attributable to the effects of the Singtel Transaction and the effects of the continuing construction of Teesside's cable/telephony network.

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

Interest expense for the six and three months ended June 30, 1997 and 1996 was (UK Pound)12.3 million, (UK Pound)11.6 million, (UK Pound)6.2 million and (UK Pound)6.0 million, respectively, representing increases of (UK Pound)700,000 or 6% and (UK Pound)200,000 or 3% from 1996 as compared to the same periods in 1997. The increases are primarily attributable to the compounding of interest on the 2007 Discount Debentures and the effects of foreign currency exchange rate fluctuations.

Investment income for the six and three months ended June 30, 1997 and 1996 was (UK Pound)4.0 million, (UK Pound)7.6 million, (UK Pound)1.9 million and (UK Pound)2.9 million, respectively, representing decreases of (UK Pound)3.6 million or 47% and (UK Pound)1.0 million or 34% from 1996 as compared to the same periods in 1997. The decreases are primarily attributable to the decreases in the average balance of cash, cash equivalents and short-term investments held by the Company during 1997 as compared to the same periods in 1996 and the effects of the Singtel Transaction.

Equity in net losses of affiliates for the six and three months ended June 30, 1997 and 1996 was (UK Pound)10.3 million, (UK Pound)9.6 million, (UK Pound)5.2 million and (UK Pound)3.9 million, respectively, representing increases of (UK Pound)700,000 or 7% and (UK Pound)1.3 million or 33% from 1996 as compared to the same periods in 1997. The increases are attributable to increases in the net losses of Birmingham Cable and Cable London, offset by the effects of the Singtel Transaction.

Net exchange losses (gains) and other expenses for the six and three months ended June 30, 1997 and 1996 were (UK Pound)2.2 million, ((UK Pound)297,000), ((UK Pound)2.7) million and ((UK Pound)1.8) million, respectively, representing changes of (UK Pound)2.5 million and ((UK Pound)900,000) from 1996 as compared to the same periods in 1997. These changes primarily result from the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and on the Company's FX Calls. The Company's results of operations will continue to be affected by exchange rate fluctuations.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


The Operating Companies

Due to the similar nature of their operations, the following discussion with respect to the Operating Companies' results of operations for the six and three months ended June 30, 1997 and 1996 is based on their proportionate combined results of operations. Such proportionate combined results of operations have been derived from the financial statements of the Company and the Equity Investees, after giving effect to the Company's ownership interests in each of the Operating Companies as of June 30, 1997. The Company believes that presentation of proportionate combined financial data, although not in accordance with generally accepted accounting principles, facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable, Cable London and Cambridge Cable (through March 31, 1996) under the equity method. The results of operations of Teesside and Cambridge Cable (subsequent to March 31, 1996) are consolidated with those of the Company.

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

Proportionate combined service income was (UK Pound)46.3 million, (UK Pound)33.8 million, (UK Pound)24.1 million and (UK Pound)17.5 million for the six and three months ended June 30, 1997 and 1996, respectively, representing increases of (UK Pound)12.5 million or 37% and (UK Pound)6.6 million or 38% from 1996 as compared to the same periods in 1997. Substantially all of the growth in service income was due to increases in the number of cable communications and telephony subscribers, primarily as a result of additional homes passed. Approximately one-half of the Operating Companies' service income for the six and three months ended June 30, 1997 and 1996 is derived from monthly subscription charges relating primarily to cable communications services and approximately one-half of their service income for these periods is derived primarily from usage charges relating to telephony services.

Proportionate combined operating, selling, general and administrative expenses were (UK Pound)43.6 million, (UK Pound)35.1 million, (UK Pound)22.2 million and (UK Pound)17.9 million for the six and three months ended June 30, 1997 and 1996, respectively, representing increases of (UK Pound)8.5 million or 24% and (UK Pound)4.3 million or 24% from 1996 as compared to the same periods in 1997. Substantially all of the increases were attributable to the continued
development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers and development of the Operating Companies' franchise areas.

Proportionate combined depreciation and amortization expense was (UK Pound)19.6 million, (UK Pound)14.0 million, (UK Pound)10.1 million and (UK Pound)7.7 million for the six and three months ended June 30, 1997 and 1996, respectively, representing increases of (UK Pound)5.6 million or 40% and (UK Pound)2.4 million or 31% from 1996 as compared to the same periods in 1997. These increases were due to certain of the Operating Companies' discrete build areas ending their Prematurity Periods as set out under SFAS No. 51, as well as an increase in the percentage used to calculate depreciation expense as a result of an increased number of subscribers in those discrete franchise areas remaining in their Prematurity Period.

Proportionate combined interest expense was (UK Pound)10.2 million, (UK Pound)8.6 million, (UK Pound)5.2 million and (UK Pound)4.4 million for the six and three months ended June 30, 1997 and 1996, respectively, representing increases of (UK Pound)1.6 million or 19% and (UK Pound)800,000

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997



or 18% from 1996 as compared to the same periods in 1997. The increases were primarily attributable to additional loans from shareholders and borrowings under credit facilities.

Proportionate combined investment income was (UK Pound)1.0 million, (UK Pound)1.6 million, (UK Pound)443,000 and (UK Pound)772,000 for the six and three months ended June 30, 1997 and 1996, respectively, representing decreases of (UK Pound)600,000 or 38% and (UK Pound)329,000 or 43% from 1996 as compared to the same periods in 1997. The decreases were attributable to a decrease in the average balance of cash, cash equivalents and restricted cash held by the Operating Companies during the six and three months ended June 30, 1997, as compared to the same periods in 1996.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997



PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company and the Operating Companies are not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting on June 19, 1997, the shareholders approved the following proposals:

     1. To elect ten directors to serve for the ensuing year and until their respective successors shall have been duly elected and qualified.

              Director                Class of Stock                      For                  Withheld

         Ralph J. Roberts                 Class A                      34,142,229               256,415
                                          Class B                     128,726,050

         Julian A. Brodsky                Class A                      34,145,309               253,335
                                          Class B                     128,726,050

         Brian L. Roberts                 Class A                      34,145,309               253,335
                                          Class B                     128,726,050

         John R. Alchin                   Class A                      34,145,309               253,335
                                          Class B                     128,726,050

         Robert B. Clasen                 Class A                      34,142,909               255,735
                                          Class B                     128,726,050

         Lawrence S. Smith                Class A                      34,145,309               253,335
                                          Class B                     128,726,050

         Jonathan Perry                   Class A                      34,199,559               199,085
                                          Class B                     128,726,050

         Howard H. Newman                 Class A                      34,199,559               199,085
                                          Class B                     128,726,050

         Jeffrey A. Harris                Class A                      34,199,559               199,085
                                          Class B                     128,726,050

         H. Brian Thompson                Class A                      34,201,959               196,685
                                          Class B                     128,726,050

     2. To appoint Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year.

         Class of Stock           For           Against         Abstain
           Class A            34,352,119         41,550          4,975
           Class B           128,726,050

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997



     3. To receive and adopt financial statements of the Company and the auditors' report thereon for the 1996 fiscal year.

         Class of Stock          For               Against           Abstain
           Class A           34,384,339             7,480             6,825
           Class B          128,726,050

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

                    27.1 Financial Data Schedule.

               (b)  Reports on Form 8-K - none.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COMCAST UK CABLE PARTNERS LIMITED
                                      ------------------------------------------






                                       /s/ John R. Alchin
                                       -----------------------------------------
                                       John R. Alchin
                                       Senior Vice President and
                                       Treasurer
                                       (Principal Financial Officer)



Date: August 13, 1997