Form 10-Q
period 1997-09-30
COMCAST UK CABLE PARTNERS LTD
filed 1997-11-12
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                               SEPTEMBER 30, 1997

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

         Yes  X                                            No

                           --------------------------

As of September 30, 1997, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of September 30, 1997 and December 31,
                    1996 (Unaudited)...........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Nine and Three Months Ended September 30,
                    1997 and 1996 (Unaudited)..................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Nine Months Ended September 30,
                    1997 and 1996 (Unaudited)..................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).........................5-8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations..............................................9-15

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................16

          Item 6.   Exhibits and Reports on Form 8-K..........................16

          SIGNATURE...........................................................17

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                   September 30,     December 31,
                                                                                       1997              1996
                                                                               (in (UK Pound)000's, except share data)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents.....................................................(UK Pound)46,424  (UK Pound)63,314
   Short-term investments........................................................          15,661            61,466
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)2,067 and (UK Pound)1,338.........................................           3,442             2,922
   Other current assets..........................................................           4,689             5,359
                                                                                  ---------------   ---------------
       Total current assets......................................................          70,216           133,061
                                                                                  ---------------   ---------------

INVESTMENTS IN AFFILIATES........................................................          66,189            69,472
                                                                                  ---------------   ---------------

PROPERTY AND EQUIPMENT...........................................................         292,895           232,112
   Accumulated depreciation .....................................................         (27,958)          (13,765)
                                                                                  ---------------   ---------------
   Property and equipment, net...................................................         264,937           218,347
                                                                                  ---------------   ---------------


DEFERRED CHARGES.................................................................          61,554            60,867
   Accumulated amortization......................................................         (12,609)           (8,379)
                                                                                  ---------------   ---------------
   Deferred charges, net.........................................................          48,945            52,488
                                                                                  ---------------   ---------------

FOREIGN EXCHANGE PUT OPTIONS AND OTHER, net......................................           8,930            11,002
                                                                                  ---------------   ---------------

                                                                                (UK Pound)459,217 (UK Pound)484,370
                                                                                 ================  ================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses.........................................(UK Pound)26,263  (UK Pound)23,086
   Current portion of long-term debt.............................................           1,664             1,463
   Foreign exchange call options.................................................              81             4,086
   Due to affiliates.............................................................             912               676
                                                                                  ---------------   ---------------
       Total current liabilities.................................................          28,920            29,311
                                                                                  ---------------   ---------------

LONG-TERM DEBT, less current portion.............................................         232,126           202,626
                                                                                  ---------------   ---------------

FOREIGN EXCHANGE CALL OPTIONS....................................................           2,447             3,079
                                                                                  ---------------   ---------------

LONG-TERM DEBT, due to shareholder...............................................          11,022            10,322
                                                                                  ---------------   ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred shares, (UK Pound).01 par value - authorized, 10,000,000 shares; issued, none........................................................
   Class A common shares, (UK Pound).01 par value - authorized, 50,000,000
     shares; issued, 37,231,997..................................................             372               372
   Class B common shares, (UK Pound).01 par value - authorized, 50,000,000
     shares; issued, 12,872,605..................................................             129               129
   Additional capital............................................................         358,548           358,548
   Accumulated deficit...........................................................        (174,347)         (120,017)
                                                                                  ---------------   ---------------
       Total shareholders' equity................................................         184,702           239,032
                                                                                  ---------------   ---------------
                                                                                (UK Pound)459,217 (UK Pound)484,370
                                                                                 ================  ================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                Nine Months Ended                        Three Months Ended
                                                                  September 30,                             September 30,
                                                            1997                 1996                 1997                  1996
                                                                       (in  (UK Pound)000's, except per share data)

REVENUES
   Service income.................................  (UK Pound)39,166     (UK Pound)21,042     (UK Pound)13,961      (UK Pound)9,866
   Consulting fee income..........................               776                  834                  280                  224
                                                   -----------------    -----------------    -----------------    -----------------
                                                              39,942               21,876               14,241               10,090
                                                   -----------------    -----------------    -----------------    -----------------

COSTS AND EXPENSES
   Operating......................................            14,484                8,303                4,590                3,898
   Selling, general and administrative............            22,720               17,340                7,902                7,735
   Management fees................................             2,494                2,144                  787                  812
   Depreciation and amortization..................            18,830               11,380                6,641                5,043
                                                   -----------------    -----------------    -----------------    -----------------
                                                              58,528               39,167               19,920               17,488
                                                   -----------------    -----------------    -----------------    -----------------

OPERATING LOSS....................................           (18,586)             (17,291)              (5,679)              (7,398)

INVESTMENT (INCOME) EXPENSE
   Interest expense...............................            18,706               17,674                6,421                6,029
   Investment income..............................            (5,807)             (10,208)              (1,781)              (2,606)
   Equity in net losses of affiliates.............            15,509               13,806                5,195                4,166
   Exchange losses (gains) and other..............             7,336                 (713)               5,168                 (416)
                                                   -----------------    -----------------    -----------------    -----------------
                                                              35,744               20,559               15,003                7,173
                                                   -----------------    -----------------    -----------------    -----------------

NET LOSS..........................................           (54,330)             (37,850)             (20,682)             (14,571)

ACCUMULATED DEFICIT
    Beginning of period ..........................          (120,017)             (79,442)            (153,665)            (102,721)
                                                   -----------------    -----------------    -----------------    -----------------

    End of period.................................((UK Pound)174,347)  ((UK Pound)117,292)  ((UK Pound)174,347)  ((UK Pound)117,292)
                                                   =================    =================    =================    =================


NET LOSS PER SHARE................................   ((UK Pound)1.08)      ((UK Pound).80)      ((UK Pound).41)      ((UK Pound).30)
                                                   =================    =================    =================    =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD..........            50,105               47,583               50,105               50,105
                                                   =================    =================    =================    =================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                         1997                       1996
                                                                    (UK Pound)000              (UK Pound)000
OPERATING ACTIVITIES
    Net loss......................................................((UK Pound)54,330)        ((UK Pound)37,850)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
       Depreciation and amortization..............................           18,830                    11,380
       Amortization on foreign exchange contracts.................            2,072                     2,054
       Non-cash interest expense..................................           18,300                    17,416
       Non-cash investment income.................................           (1,825)                   (2,429)
       Exchange losses (gains)....................................            7,116                    (2,998)
       Equity in net losses of affiliates.........................           15,509                    13,806
       Increase in foreign exchange contracts, net................                                         19
                                                                    ---------------          ----------------
                                                                              5,672                     1,398

       (Decrease) increase in accounts receivable,
          other current assets and other..........................           (1,603)                       25
       Increase in accounts payable and accrued expenses..........            3,177                       809
       Increase (decrease) in due to affiliates...................              236                    (1,295)
                                                                    ---------------          ----------------

              Net cash provided by operating activities...........            7,482                       937
                                                                    ---------------          ----------------

FINANCING ACTIVITIES
    Repayment of debt.............................................              (23)                      (28)
                                                                    ---------------          ----------------

              Net cash used in financing activities...............              (23)                      (28)
                                                                    ---------------          ----------------

INVESTING ACTIVITIES
    Acquisition, net of cash acquired.............................                                    (10,373)
    Proceeds from sales of short-term investments, net............           45,805                    18,217
    Capital contributions and loans to affiliates.................           (8,670)                   (9,164)
    Capital expenditures and other................................          (60,797)                  (51,675)
    Additions to deferred charges.................................             (687)                     (274)
                                                                    ---------------          ----------------

              Net cash used in investing activities...............          (24,349)                  (53,269)
                                                                    ---------------          ----------------

DECREASE IN CASH AND CASH EQUIVALENTS.............................          (16,890)                  (52,360)

CASH AND CASH EQUIVALENTS, beginning of period....................           63,314                   162,231
                                                                    ---------------          ----------------

CASH AND CASH EQUIVALENTS, end of period.......................... (UK Pound)46,424         (UK Pound)109,871
                                                                    ===============          ================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Comcast UK Cable Partners Limited (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1997 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of operating results for the full year.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                         Nine Months Ended
                                                        September 30, 1996

     Revenues......................................      (UK Pound)28,099

     Net loss......................................               (39,575)

     Net loss per share............................                  (.79)

4.   INVESTMENTS IN AFFILIATES

     The Company has historically invested in three affiliates (the "Equity Investees," which term excludes Cambridge Cable as of and subsequent to March 31, 1996 - see Note 3): Birmingham Cable Corporation Limited ("Birmingham Cable"), Cable London PLC ("Cable London") and Cambridge Cable. The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of September 30, 1997, the Company's ownership interest in the Equity Investees is as follows:

              Birmingham Cable................................27.5%
              Cable London (1)................................50.0%
     ---------------
     (1) Increased in September 1996 from 49.0% due to the buyout of certain minority shareholders.

     Included in investments in affiliates as of September 30, 1997 and December 31, 1996, are loans to Cable London of (UK Pound)28.5 million and (UK Pound)22.5 million and accrued interest of (UK Pound)5.3 million and (UK Pound)3.6 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (9.00% effective rate as of September 30, 1997) and are subordinate to the London Revolver (see below). Of these loans, (UK Pound)21.0 million as of September 30, 1997 and December 31, 1996 are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of September 30, 1997 are loans to Birmingham Cable of (UK Pound)1.9 million and accrued interest of (UK Pound)95,000. The Birmingham Cable loans accrue interest at a rate of 2% above the London Interbank Offered Rate ("LIBOR") (7.80% effective rate as of September 30,
     1997) and are subordinate to Birmingham Cable's credit facility.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                                Birmingham           Cable         Cambridge
                                                                   Cable            London            Cable          Combined
                                                              (UK Pound)000     (UK Pound)000     (UK Pound)000    (UK Pound)000
     NINE MONTHS ENDED SEPTEMBER 30, 1997
     Results of operations
         Service income...................................  (UK Pound)49,146  (UK Pound)38,162   (UK Pound)      (UK Pound)87,308
         Operating, selling, general and
           administrative expenses........................           (42,411)          (34,007)                           (76,418)
         Depreciation and amortization....................           (18,031)          (13,930)                           (31,961)
         Operating loss...................................           (11,296)           (9,775)                           (21,071)
         Net loss.........................................           (21,715)          (18,625)                           (40,340)
         Company's equity in net loss.....................            (6,077)           (9,432)                           (15,509)

     THREE MONTHS ENDED SEPTEMBER 30, 1997
     Results of operations
         Service income...................................            17,346            13,469                             30,815
         Operating, selling, general and
           administrative expenses........................           (14,766)          (11,713)                           (26,479)
         Depreciation and amortization....................            (4,996)           (5,040)                           (10,036)
         Operating loss...................................            (2,416)           (3,284)                            (5,700)
         Net loss.........................................            (6,351)           (6,746)                           (13,097)
         Company's equity in net loss.....................            (1,782)           (3,413)                            (5,195)

     AT SEPTEMBER 30, 1997
     Financial position
         Current assets...................................            17,768             9,900                             27,668
         Noncurrent assets................................           250,222           180,592                            430,814
         Current liabilities..............................            27,943            20,815                             48,758
         Noncurrent liabilities...........................           158,607           163,402                            322,009

     NINE MONTHS ENDED SEPTEMBER 30, 1996
     Results of operations
         Service income...................................            38,708            28,812             6,401           73,921
         Operating, selling, general and
           administrative expenses........................           (32,862)          (28,706)           (6,366)         (67,934)
         Depreciation and amortization....................           (14,127)          (10,721)           (2,168)         (27,016)
         Operating loss...................................            (8,281)          (10,615)           (2,133)         (21,029)
         Net loss.........................................           (14,282)          (15,647)           (4,419)         (34,348)
         Company's equity in net loss.....................            (3,922)           (7,674)           (2,210)         (13,806)

     THREE MONTHS ENDED SEPTEMBER 30, 1996
     Results of operations
         Service income...................................            13,478            10,168                             23,646
         Operating, selling, general and
           administrative expenses........................           (11,421)          (10,058)                           (21,479)
         Depreciation and amortization....................            (4,793)           (3,828)                            (8,621)
         Operating loss...................................            (2,736)           (3,718)                            (6,454)
         Net loss.........................................            (5,121)           (5,618)                           (10,739)
         Company's equity in net loss.....................            (1,406)           (2,760)                            (4,166)

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


5.   LONG-TERM DEBT

     The accreted value of the Company's 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") was (UK Pound)227.4 million and (UK Pound)198.1 million as of September 30, 1997 and December 31, 1996, respectively. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

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

     Management fee expense is incurred under agreements between the Company on the one hand, and Comcast Corporation ("Comcast"), the Company's controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. As of September 30, 1997 and December 31, 1996, due to affiliates consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     For the nine and three months ended September 30, 1997 and 1996, investment income includes (UK Pound)1.8 million, (UK Pound)2.4 million, (UK Pound)676,000 and (UK Pound)409,000 of interest income, respectively, relating to the loans to Birmingham Cable and Cable London described in
     Note 4. In addition, investment income for the nine months ended September 30, 1996 includes (UK Pound)1.2 million of interest income relating to loans to Cambridge Cable which were eliminated in consolidation effective March 31, 1996 (see Note 3).

     Long-term debt due to shareholder consists of 9% Subordinated Notes payable to Comcast UK Holdings, Inc., an indirect wholly owned subsidiary of Comcast, which are due in 1999. For the nine and three months ended September 30, 1997 and 1996, the Company recorded (UK Pound)700,000, (UK Pound)641,000, (UK Pound)239,000 and (UK Pound)218,000, respectively, of interest expense relating to such notes.

     In management's opinion, the foregoing transactions were entered into on terms no more favorable than those with non-affiliated parties.

7.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast"), is principally engaged in the development, construction, management and operation of the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of September 30, 1997, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of September 30, 1997, the Operating Companies' systems passed more than 1,147,000 homes or approximately 72% of the homes in their franchise areas and served more than 285,000 cable subscribers, 335,000 residential telephony subscribers and 10,500 business telephony subscribers.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

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

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and loans to the Operating Companies in the aggregate of (UK Pound)66.4 million, (UK Pound)67.0 million, (UK Pound)16.7 million and (UK Pound)21.2 million during the nine and three months ended September 30, 1997 and 1996, respectively. Of these amounts, (UK Pound)8.7 million, (UK Pound)9.2 million, (UK Pound)9,000 and (UK Pound)1.7 million relate to capital contributions and loans to the Equity Investees during the nine and three months ended September 30, 1997 and 1996, respectively. Although the Company is not contractually committed to make any additional capital contributions or loans to the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interest in the Equity Investees.

The Company estimates that the Operating Companies will require an aggregate of approximately (UK Pound)280 million to (UK Pound)370 million after September 30, 1997 to complete the build-out of their systems. Although the Company expects that its strategic and financial partners in the Equity Investees will provide their share of such funds, they are not contractually obligated to do so, and thus no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, the Equity Investees will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under existing or new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over the Equity Investees' debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its systems could result in the loss of its cable franchises and licenses.

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

The Company has entered into certain foreign exchange option contracts ("FX Options") as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of September 30, 1997 and December 31, 1996, the Company had (UK Pound)250.0 million notional amount of FX Puts to purchase United States ("US") dollars at an exchange

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

ratio of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange ratio falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9 million are included in foreign exchange put options and other in the Company's condensed consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years.

During 1995, in order to reduce hedging costs, the Company sold foreign exchange call option contracts ("FX Calls") to exchange (UK Pound)250.0 million notional amount and received (UK Pound)3.4 million. These contracts may only be settled on their expiration dates. Of these contracts, (UK Pound)200.0 million notional amount, with an exchange ratio of $1.70 per (UK Pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (UK Pound)50.0 million notional amount and an exchange ratio of $1.62 per (UK Pound)1.00, has a settlement date in November 2000. In the fourth quarter of 1996, in order to continue to reduce hedging costs, the Company sold additional FX Calls, for (UK Pound)2.1 million, to exchange (UK Pound)200.0 million notional amount at average exchange ratio of $1.75 per (UK Pound)1.00. These contracts may only be settled on their expiration dates during the fourth quarter of 1997. The FX Calls are classified as current or long-term foreign exchange call options based on their maturity date and are marked-to-market on a current basis in the Company's condensed consolidated statement of operations and accumulated deficit. Changes in fair value between measurement dates relating to the FX Calls resulted in exchange (gains) losses of ((UK Pound)4.6) million, ((UK Pound)1.2) million, ((UK Pound)845,000) and (UK Pound)351,000 during the nine months and three months ended September 30, 1997 and 1996, respectively.

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

The Company estimates that approximately (UK Pound)7.0 million will be required between October 1, 1997 and December 31, 1997 to continue development and construction of Birmingham Cable's cable/telephony network. An additional (UK Pound)20.0 million to (UK Pound)40.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that the majority of such funds will be provided by borrowings under the Birmingham Facility. Any additional funding may come from the Company or its strategic and financial partners, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

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

The Company estimates that approximately (UK Pound)8.0 million will be required between October 1, 1997 and December 31, 1997 to continue development and construction of Cable London's cable/telephony network. An additional (UK Pound)80.0 million to (UK Pound)100.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that the majority of such funds will be provided by the London Revolver. Any additional funding may come from the Company or its strategic and financial partner, borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Cambridge Cable. Prior to the Singtel Transaction, Cambridge Cable's primary source of funding had been capital contributions and loans from the Company and Singapore Telecom. The Company estimates that approximately (UK Pound)12.0 million will be required between October 1, 1997 and December 31, 1997 to continue development and construction of Cambridge Cable's cable/telephony network. An additional (UK Pound)90.0 million to (UK Pound)120.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that such funds will be provided by the Company, borrowings under new credit facilities, which Cambridge Cable is currently seeking, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Teesside. Historically, Teesside's primary source of funding has been capital contributions from the Company. The Company estimates that approximately (UK Pound)13.0 million will be required between October 1, 1997 and December 31, 1997 to continue development and construction of Teesside's cable/telephony network. An additional (UK Pound)50.0 million to (UK Pound)70.0 million is expected to be required to complete the build-out in subsequent years. The Company expects that such funds will be provided by the Company, borrowings under new credit facilities, which Teesside is currently seeking, or from other sources, although there can be no assurance that any such financing will be available on acceptable terms and conditions.

Statement of Cash Flows

Cash and cash equivalents decreased (UK Pound)16.9 million as of September 30, 1997 from December 31, 1996 and decreased (UK Pound)52.4 million as of September 30, 1996 from December 31, 1995. Decreases in cash and cash equivalents primarily resulted from cash flows from operating and investing activities which are explained below.

Net cash provided by operating activities amounted to (UK Pound)7.5 million and (UK Pound)937,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in net cash provided by operating activities as compared

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

to the prior year period is principally due to the increase in the Company's operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities was (UK Pound)24.3 million and (UK Pound)53.3 million for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, net cash used in investing activities includes capital expenditures and other of (UK Pound)60.8 million and capital contributions and loans to affiliates of (UK Pound)8.7 million, offset by proceeds from the sales of short-term investments of (UK Pound)45.8 million. During the nine months ended September 30, 1996, net cash used in investing activities includes the acquisition of Cambridge Cable, net of cash acquired of $10.4 million, capital expenditures and other of (UK Pound)51.7 million and capital contributions and loans to affiliates of (UK Pound)9.2 million, offset by proceeds from the sales of short-term investments of (UK Pound)18.2 million.

Results of Operations

The Company

The Company recognized net losses of (UK Pound)54.3 million, (UK Pound)37.9 million, (UK Pound)20.7 million and (UK Pound)14.6 million for the nine and three months ended September 30, 1997 and 1996, respectively, representing increases of (UK Pound)16.4 million or 43% and (UK Pound)6.1 million or 42% from 1996 as compared to the same periods in 1997. The increases in the Company's net loss are due to the effects of the Singtel Transaction, decreases in investment income due to the effects of lower average cash, cash equivalents and short-term investment balances, the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and on the Company's FX Calls, and the Company recognizing its proportionate share of the Equity Investees' net losses.

Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the nine and three months ended September 30, 1997, as compared to the same periods in 1996, are attributable to the effects of the Singtel
Transaction and the effects of the continued development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers in their respective franchise areas.

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

Interest expense for the nine and three months ended September 30, 1997 and 1996 was (UK Pound)18.7 million, (UK Pound)17.7 million, (UK Pound)6.4 million and (UK Pound)6.0 million, respectively, representing increases of (UK Pound)1.0 or 6% and (UK Pound)400,000 or 7% from 1996 as compared to the same periods in 1997. The increases are primarily attributable to the compounding of interest on the 2007 Discount Debentures and the effects of foreign currency exchange rate fluctuations.

Investment income for the nine and three months ended September 30, 1997 and 1996 was (UK Pound)5.8 million, (UK Pound)10.2 million, (UK Pound)1.8 million and (UK Pound)2.6 million, respectively, representing decreases of (UK Pound)4.4 million or 43% and (UK Pound)800,000 or 31% from 1996 as compared to the same periods in 1997. The decreases are primarily attributable to the decreases in the average balance of cash, cash equivalents and short-term investments held by the Company during 1997 as compared to the same periods in 1996 and the effects of the Singtel Transaction.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

Equity in net losses of affiliates for the nine and three months ended September 30, 1997 and 1996 was (UK Pound)15.5 million, (UK Pound)13.8 million, (UK Pound)5.2 million and (UK Pound)4.2 million, respectively, representing increases of (UK Pound)1.7 million or 12% and (UK Pound)1.0 million or 24% from 1996 as compared to the same periods in 1997. The increases are attributable to increases in the net losses of Birmingham Cable and Cable London, offset by the effects of the Singtel Transaction.

Net exchange losses (gains) and other expenses for the nine and three months ended September 30, 1997 and 1996 were (UK Pound)7.3 million, ((UK Pound)713,000), (UK Pound)5.2 million and ((UK Pound)416,000), respectively, representing changes of (UK Pound)8.0 million and (UK Pound)5.6 million from 1996 as compared to the same periods in 1997. These changes primarily result from the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and on the Company's FX Calls and on cash held in US Dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

The Operating Companies

Due to the similar nature of their operations, the following discussion with respect to the Operating Companies' results of operations for the nine and three months ended September 30, 1997 and 1996 is based on their proportionate combined results of operations. Such proportionate combined results of operations have been derived from the financial statements of the Company and the Equity Investees, after giving effect to the Company's ownership interests in each of the Operating Companies as of September 30, 1997. The Company believes that presentation of proportionate combined financial data, although not in accordance with generally accepted accounting principles, facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable, Cable London and Cambridge Cable (through March 31, 1996) under the equity method. The results of operations of Teesside and Cambridge Cable (subsequent to March 31, 1996) are consolidated with those of the Company.

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

Proportionate combined service income was (UK Pound)71.7 million, (UK Pound)52.5 million, (UK Pound)25.4 million and (UK Pound)18.7 million for the nine and three months ended September 30, 1997 and 1996, respectively, representing increases of (UK Pound)19.2 million or 37% and (UK Pound)6.7 million or 36% from 1996 as compared to the same periods in 1997. Substantially all of the growth in service income was due to increases in the number of cable communications and telephony subscribers, primarily as a result of additional homes passed. Approximately one-half of the Operating Companies' service income for the nine and three months ended September 30, 1997 and 1996 is derived from monthly subscription charges relating primarily to cable communications services and approximately one-half of their service income for these periods is derived primarily from usage charges relating to telephony services.

Proportionate combined operating, selling, general and administrative expenses were (UK Pound)65.9 million, (UK Pound)54.9 million, (UK Pound)22.3 million and (UK Pound)19.8 million for the nine and three months ended September 30, 1997 and 1996, respectively,

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

representing increases of (UK Pound)11.0 million or 20% and (UK Pound)2.5 million or 13% from 1996 as compared to the same periods in 1997. Substantially all of the increases were attributable to the continued development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers and development of the Operating Companies' franchise areas.

Proportionate combined depreciation and amortization expense was (UK Pound)29.9 million, (UK Pound)21.9 million, (UK Pound)10.3 million and (UK Pound)8.0 million for the nine and three months ended September 30, 1997 and 1996, respectively, representing increases of (UK Pound)8.0 million or 37% and (UK Pound)2.3 million or 29% from 1996 as compared to the same periods in 1997. These increases were due to certain of the Operating Companies' discrete build areas ending their Prematurity Periods as set out under SFAS No. 51, as well as an increase in the percentage used to calculate depreciation expense as a result of an increased number of subscribers in those discrete franchise areas remaining in their Prematurity Period.

Proportionate combined interest expense was (UK Pound)15.7 million, (UK Pound)13.2 million, (UK Pound)5.5 million and (UK Pound)4.6 million for the nine and three months ended September 30, 1997 and 1996, respectively, representing increases of (UK Pound)2.5 million or 19% and (UK Pound)900,000 or 20% from 1996 as compared to the same periods in 1997. The increases were primarily attributable to additional loans from shareholders and borrowings under credit facilities.

Proportionate combined investment income was (UK Pound)1.1 million, (UK Pound)2.3 million, (UK Pound)100,000 and (UK Pound)655,000 for the nine and three months ended September 30, 1997 and 1996, respectively, representing decreases of (UK Pound)1.2 million or 52% and (UK Pound)555,000 or 85% from 1996 as compared to the same periods in 1997. The decreases were attributable to a decrease in the average balance of cash, cash equivalents and restricted cash held by the Operating Companies during the nine and three months ended September 30, 1997, as compared to the same periods in 1996.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997



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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               27.1 Financial Data Schedule.

          (b)  Reports on Form 8-K - none.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMCAST UK CABLE PARTNERS LIMITED
                                       ----------------------------------------






                                       /s/ John R. Alchin
                                       ----------------------------------------
                                       John R. Alchin
                                       Senior Vice President and
                                       Treasurer
                                       (Principal Financial Officer)





Date: November 11, 1997