Form 10-K405
period 1997-12-31
COMCAST UK CABLE PARTNERS LTD
filed 1998-03-25
CIK 919957

===============================================================================

                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1997

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

            Clarendon House                          Comcast Corporation
          2 Church Street West                   1500 Market Street, 35th Floor
        Hamilton, HM 11, Bermuda                  Philadelphia, PA 19102-2148
            (441) 295-5950                             (215) 665-1700
     (Address, including zip code,                 (Name, address, including
        and telephone number,                        zip code, and telephone
        including area code,                       number, including area code,
      of Registrant's principal                       of agent for service)
         executive offices)
                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        ---------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 Class A Common Shares, (UK Pound)0.01 par value
                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
             Yes  X                                        No ____
                           --------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                                                                         [ X ]
                           --------------------------

As of February 28, 1998, the aggregate market value of the Class A Common Shares held by non-affiliates of the Registrant was $285.1 million.
                           --------------------------

As of February 28, 1998, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.
                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
                           --------------------------

===============================================================================

                        COMCAST UK CABLE PARTNERS LIMITED
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item  1       Business........................................................1

Item  2       Properties.....................................................15

Item  3       Legal Proceedings..............................................15

Item  4       Submission of Matters to a Vote of Security Holders............15


                                     PART II

Item  5       Market for the Registrant's Common Equity and Related
              Shareholder Matters ...........................................16

Item  6       Selected Financial and Other Data..............................17

Item  7       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.....................................21

Item  8       Financial Statements and Supplementary Data....................31

Item  9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................71

                                    PART III

Item  10      Directors and Executive Officers of the Registrant.............71

Item  11      Executive Compensation.........................................72

Item  12      Security Ownership of Certain Beneficial Owners
              and Management.................................................72

Item  13      Certain Relationships and Related Transactions.................75

                                     PART IV

Item  14      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K............................................76

SIGNATURES...................................................................79

This Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

This Annual Report on Form 10-K contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions; the NTL Transaction (see Item 1 - Business -- "General Developments of Business"); strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                                     PART I
ITEM 1       BUSINESS

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast") (see Item 5 - "Market for the Registrant's Common Equity and Related Shareholder Matters"), was incorporated in 1992 to develop, construct, manage and operate the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of December 31, 1997, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest. On December 8, 1997, the Company formed Comcast UK Holdings Limited ("UK Holdings") (a wholly owned subsidiary incorporated in Bermuda) in order to secure a financing arrangement to primarily fund capital expenditures and working capital requirements at Cambridge Cable and Teesside (see "Item 7 - Management's Discussion and Analysis
- Liquidity and Capital Resources").

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of December 31, 1997, the Operating Companies' systems passed more than 1,197,000 homes or approximately 75% of the homes in their franchise areas and served more than 298,000 cable subscribers, 359,000 residential telephony subscribers and 11,000 business telephony subscribers.

The Company accounts for its interests in Birmingham Cable and Cable London under the equity method. Through March 31, 1996, the Company also accounted for its interest in Cambridge Cable under the equity method (see Note 4 to the Company's consolidated financial statements). Collectively, Birmingham Cable, Cable London and Cambridge Cable are referred to herein as the "Equity Investees" (which term excludes Cambridge Cable as of and subsequent to March 31, 1996).

                        GENERAL DEVELOPMENTS OF BUSINESS

Amalgamation with NTL

On February 4, 1998, the Company entered into a definitive agreement to amalgamate (the "NTL Transaction") with a wholly owned Bermuda subsidiary of NTL Incorporated ("NTL"). NTL is an alternative telecommunications company in the UK and is listed on Nasdaq. The NTL Transaction is expected to close in 1998, subject to, among other things, the receipt of required Bermuda and UK regulatory approvals, the approval of the Company's and NTL's shareholders, the consent of the Company's and NTL's bondholders, the consent of certain NTL bank lenders and other customary closing matters. Comcast, through its indirect wholly owned subsidiary, Comcast U.K. Holdings, Inc. ("Holdings"), is the sole holder of the multiple-voting Class B Common Shares of the Company (see Item 5 - "Market for Registrant's Common Equity and Related Shareholder Matters") and has agreed to vote for the transaction, assuring its approval by the Company's shareholders. Upon consummation of the NTL Transaction, the Company would become a wholly owned subsidiary of NTL.

Except in the circumstances described below, the Company's shareholders will receive 0.3745 shares of NTL common stock for each of the Company's Class A Common Shares or Class B Common Shares. If the average closing price of the NTL common stock for a specified period of time prior to the Company's shareholders meeting to approve the NTL Transaction (the "Average Price") is less than $26.70, the Company will have the option to terminate the NTL Transaction, subject to the right of NTL to adjust the exchange ratio such that one share of the Company's Class A Common Shares or Class B Common Shares will be exchanged for a number of shares of NTL common stock equal to $10.00 (based on the Average Price).

Pursuant to existing arrangements between the Company and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London and Birmingham Cable, Telewest has certain rights (the "Telewest Rights") to acquire either or both of the Company's interests in these systems as a result of the NTL Transaction. However, as described in the following paragraphs, the consummation of the NTL Transaction is not dependent on the resolution of the Telewest Rights.

If the Telewest Rights have been exercised prior to the closing of the NTL Transaction, the Company's shareholders may receive (at the option of NTL), in lieu of a portion of the consideration allocable to the interest subject to the exercised Telewest Rights, the per share proceeds from the sale of the interest to Telewest (net of taxes on gain on sale), payable in cash or shares of NTL common stock valued at the greater of $30.00 per share or the Average Price at closing (the "Exercise Consideration").

Similarly, if at closing either of the Telewest Rights have not been exercised, and have not been waived or otherwise expired, the Company's shareholders may receive (at the option of NTL), shares of a new class of NTL preferred stock equal to a portion of the consideration allocable to the interest subject to the unexercised Telewest Rights. Any shares of NTL preferred stock would have the same voting and dividend rights as shares of NTL common stock, would be subject to redemption as described below, and would be expected to be listed for trading on Nasdaq. If following closing the Telewest Rights are exercised, the NTL preferred stock will be redeemed for the Exercise Consideration (based on the Average Price at the time of exercise). If the Telewest Rights are resolved without being exercised, the NTL preferred stock will be redeemed for NTL common stock on a one-for-one basis.

Of the consideration to be received by the Company's shareholders in the NTL Transaction, the parties have allocated 31% to the Company's interest in Cable London and 17% to the Company's interest in Birmingham Cable. However, if either or both of the Telewest Rights are exercised, the actual consideration to be received by the Company's shareholders may be materially different from the portion of the consideration (the "allocable portion") which has been allocated by the parties to the Company's respective interests in Cable London and Birmingham Cable, depending on, among other things, the value of these interests, as finally determined, whether NTL exercises its option to deliver the Exercise Consideration in lieu of the allocable portion and, the amount of any taxes payable by the Company on the sale of these interests.

                      DESCRIPTION OF THE COMPANY'S BUSINESS

                                     General

Cable communications, residential telephony and business telecommunications services are similar in that they involve the transmission of information between two or more geographically separated sites. The cable/telephony operator generally offers subscribers these services for a monthly fee for access to the distribution network, plus additional charges for certain usage of the network, premium services and other services.

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

Alternative programming sources are developing. For example, Flextech p.l.c. ("Flextech") owns interests in or manages companies that provide additional sources of programming to the Operating Companies. Flextech is a publicly listed UK company and is a majority owned subsidiary of Tele-Communications, Inc. ("TCI"), a co-owner of Telewest. In addition, the launch of digital television, which is expected in 1998, will provide further potential programming sources to the Operating Companies, but will also result in additional competition to their cable communication services. The Company cannot predict to what extent other alternative programming services will become available or what effect future increases in the cost of programming will have on its or the Operating Companies' future financial position, results of operations or liquidity.

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

                              Residential Telephony

Residential telephony service permits subscribers to place and receive telephone calls to and from other telephone users in the local area, the rest of the UK or the rest of the world. The Operating Companies route most calls made by or to their subscribers through their network interconnections with other telephony operators which include British Telecommunications plc ("BT") and Mercury
Communications Ltd. ("Mercury"), the two principal providers of nationwide telephony services in the UK. Mercury is an indirect wholly owned subsidiary of Cable & Wireless Communications plc ("Cable & Wireless") which is the largest cable communications multiple system operator ("MSO") in the UK.

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

Each of the Operating Companies (with the exception of Cambridge Cable) participates with certain other cable/telephony companies in a central network service center in Woking, England (the "Network Service Center") established by Telewest. Such services are provided to cable/telephony companies at a fee. The Network Service Center provides 24-hour a day centralized switch engineering, interconnect access administration and related support services.

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

Operating Companies' Systems

The following table sets forth, for each Operating Company, Homes Passed, Homes Marketed, Cable Subscriber, Residential Telephony Subscriber and Business Telephony Subscriber information for the five years ended December 31, 1997. The information presented below does not give effect to the Company's proportionate ownership interests in the Equity Investees.

                                               1997         1996          1995         1994         1993
Homes Passed (1)
Birmingham Cable                              444,069      374,451       292,503      227,110      156,720
Cable London                                  358,707      312,050       246,198      171,864      121,755
Cambridge Cable                               238,942      188,513       151,577      115,518       75,072
Teesside                                      155,505      100,542        40,608

Homes Marketed (2)
Birmingham Cable                              429,638      369,512       291,875      220,632      150,248
Cable London                                  345,163      296,416       230,325      163,564      121,755
Cambridge Cable                               224,833      174,868       142,237      107,987       64,846
Teesside                                      145,665       92,839        34,585


Cable Subscribers (3)
Birmingham Cable                              116,995      111,432        88,719       73,540       55,356
Cable London                                   83,142       67,877        52,871       42,977       30,111
Cambridge Cable                                52,766       45,378        36,799       30,763       16,007
Teesside                                       45,387       30,280        14,391


Residential Telephony Subscribers (4)
Birmingham Cable                              123,354      105,128        81,268       57,944       35,430
Cable London                                   80,193       57,495        39,608       31,121       17,577
Cambridge Cable                                76,350       56,448        43,002       33,302       12,012
Teesside                                       79,840       49,612        20,094


Business Telephony Subscribers (4)
Birmingham Cable                                3,748        2,994         2,154        1,504        1,158
Cable London                                    2,963        2,560         1,864        1,429          889
Cambridge Cable                                 2,936        2,227         1,779        1,253          474
Teesside                                        1,796          554            75

---------------
     (1) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.
     (2) A home is deemed "marketed" if it has been released to the Operating Companies' marketing departments for sales.
     (3) A dwelling with one or more television sets connected to a system is counted as one Cable Subscriber.
     (4) A dwelling with one or more telephone lines connected to a system is counted as one Telephony Subscriber.

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

Cambridge Cable Franchise Area. Cambridge Cable holds, through wholly owned subsidiaries, the Cambridge, Harlow and Ipswich/Colchester franchises, which were awarded in 1990, and the local delivery operator (the "LDO") license for the South East Anglia area (the "SEA Franchise"), which was awarded in 1995. The franchise areas contain approximately 490,000 homes, although the build milestones in the SEA Franchise only require Cambridge Cable to pass 104,000 of the 205,000 homes in the SEA Franchise.

Teesside Franchise Area. Wholly owned subsidiaries of the Company hold the Darlington and Teesside franchises which were awarded in 1991 and contain approximately 254,000 homes.

Network Construction Costs

Construction of integrated cable/telephony systems is capital intensive, requiring substantial investment for "network costs" including civils (trenching and constructing underground ducts), cable and telephony plant and network electronics, "subscriber costs", including converters, subscriber electronics and installation of cable from the network to the subscriber's home, and other costs such as head-end equipment, switching offices, land and buildings, computers and furniture and fixtures. Through December 31, 1997, the Operating Companies had incurred approximately (UK Pound)939 million to construct their systems.

Costs  relating  to the  construction  of the  Operating  Companies'  integrated cable/telephony systems have been higher than costs to construct cable communications systems in the United States ("US"). This is due, in part, to the nature of system construction in the UK which requires incremental costs to provide residential telephony and business telecommunications services in addition to cable communications services. The UK does not have an infrastructure of existing telephone poles, overhead lines or electrical conduits in which to run new fiber optic and coaxial cable. Therefore, all cable installation requires newly constructed, hand-trenched, underground ducts. The provision of residential telephony and business telecommunications services requires the installation of additional lines, as well as the installation of high capacity, digital telephony switches and transmission equipment.

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

Residential Telephony

The Operating Companies charge residential telephony subscribers an initial connection fee, a monthly exchange line rental fee, usage fees, which are charges for each local, long distance or international call, and fees for additional services.

Business Telecommunications

The Operating Companies charge business telecommunications subscribers a connection fee based upon the number of lines being installed and for the initial connection or reconnection to the Operating Companies' networks, a monthly exchange line rental fee, usage fees, which are charges for each local, long distance or international call, and fees for additional services.

Competition

Cable Communications

The Operating Companies' cable communications systems compete with direct reception over-the-air broadcast television, DTH satellite-delivered television services and private satellite master antenna television ("SMATV") systems. They also compete, to varying degrees, with other communications and entertainment media, including home video products, such as videotape cassette recorders, movie theaters, live theater, live sporting events, newspapers and interactive online computer services. The extent of such competition depends upon, among other things, price, variety and quality of the programming offered and, with respect to broadcast television, the quality of reception. In the future, cable communications companies may face competition from television services offered by national public telephony operators and by other competitors using existing or new delivery systems. In March 1997, a new over-the-air broadcast channel, Channel 5 was launched, which is, currently, available to approximately 70% of the UK population through terrestrial broadcast.

There were an aggregate of approximately 3.7 million DTH subscribers compared to approximately 2.5 million broadband cable subscribers throughout the UK as of December 31, 1997. BSkyB offers DTH television service and currently is the predominant competitor in the UK multi-channel television market. Since DTH is a satellite-based system, the DTH provider does not need an underground cable network to provide service to its subscribers. A DTH subscriber, however, must purchase or rent a satellite receiver and dish and then pay monthly subscriber fees to the DTH provider for the use of a decoder, which makes the satellite signal usable. Although DTH service currently presents substantial competition to cable communications service, the Company believes that cable communications may have certain advantages over DTH. First, installation of satellite dishes may require compliance with restrictive zoning ordinances and, for renters, landlord's consent. Second, the satellite dishes must be installed outside of the building with a "line-of-sight" orientation toward the transmitting satellite, which can be problematic in urban areas. Third, DTH subscribers who purchase, as opposed to rent, their satellite dishes must arrange and pay for any servicing required for the dish. Fourth, without substantial improvements in existing technology, DTH providers will not be able to offer telephony services and local-oriented advertising and programming currently offered by cable communications operators, or the interactive video services that the Operating Companies expect to be able to offer in the future. The Company, however, expects DTH providers, including BSkyB, to provide substantial competition for the foreseeable future and no assurances can be given that they will not become an even stronger competitor.

A significant factor in favor of BSkyB is its role as the sole source supplier of many popular cable television programs, including most sports and movies. If, in the future, BSkyB chooses to restrict the programming it makes available to cable communications operators or offers it at relatively higher prices, the Operating Companies could be at a significant competitive disadvantage. In 1995 and 1996, BSkyB's position regarding the supply of wholesale programming to the pay TV market was the subject of a review by the Office of Fair Trading ("OFT"). Pursuant to informal undertakings given by BSkyB to the OFT following this review, BSkyB published a rate card for cable operators, the structure of which was agreed to by the Director General of Fair Trading. BSkyB is also required to submit to the Director General separate accounts for its own DTH distribution business. These accounts must disclose a charge for making its channels available to its DTH distribution business which is not lower than the price at which they are supplied to cable operators.

A number of UK cable operators have filed a complaint with the European Commission about certain aspects of BSkyB's prices and trading conditions, alleging violation of Articles 85 and 86 of the Treaty of Rome (which relate to anti-competitive agreements and abuse of a dominant position, respectively). This complaint is currently being reviewed by the European Commission. In November 1996, the Independent Television Commission ("ITC") started a public consultation process with respect to the way in which television channels are currently bundled together for wholesale to cable operators and retail sale to cable communications and DTH satellite customers. In August 1997, the ITC announced that it would be extending this consultation into a second phase.

In the UK Government's 1991 review of the telecommunications industry (the "Duopoly Review"), the UK Government stated that its policy was not to allow national public telephony operators to convey or provide entertainment services over their existing telephony network until March 2001. The new Labour Government (elected on May 1, 1997) has indicated that this policy will be reviewed, possibly starting in early 1998. The options to be considered range from announcing a nationwide lifting of the restrictions at a future date to establishing a program of rolling entry for such operators. Because of the transmission capacity limitations of twisted pair copper wires historically used in BT's telecommunications network, particularly between its local switching sites and its customers' homes, and the age and condition of older portions of BT's network, the Company believes that BT may not be able to provide cable communications service comparable to that offered by the Operating Companies without substantial capital investment or unless substantial improvements are made in digital compression or other technologies.

The ITC has confirmed that, in its view, a video-on-demand service does not need to be licensed as a local delivery service. In addition, the Department of Trade and Industry ("DTI") and OFTEL have taken the view that the existing telecommunications licenses of BT and other national public telephony operators would not prohibit them from providing video-on-demand services over their systems. The Operating Companies similarly are not prevented from providing video-on-demand services. Video-on-demand services involve transmission of individual programs to a single household in response to a particular request. In order to offer video-on-demand services on a broad scale, the Company believes that BT would be required to upgrade its existing telecommunications switches and to install video distribution facilities and subscriber decoder devices. After initial trials of video-on-demand in Colchester and Ipswich using standard telephone lines, further video-on-demand trials were carried out by BT with up to 1,000 customers connected to its

Westminster cable franchise in London. The British Broadcasting Corporation ("BBC") is also developing a video-on- demand service for digital television that may allow viewers to see all the programs stored in its archives. No assurance can be given that video-on-demand will not provide substantial competition in the future.

The 1996 Broadcasting Act (the "1996 Act"), which became law in July 1996, amended the 1990 Broadcasting Act (the "Broadcasting Act," which replaced the Cable and Broadcasting Act 1984 (the "Cable Act")) and makes provision for the regulation of broadcasting in digital form of television and sound program services. The 1996 Act also addresses rights to televise sporting or other events of national interest. In May 1997, BT, BSkyB, Midland Bank (part of the HSBC group) and Matsushita Electric announced the formation of a joint venture called British Interactive Broadcasting ("BIB"), which is intended to deliver digital interactive services to television viewers in the UK. BIB will also have the capability to offer educational programming, specialist local community and national public information services, as well as connection to the Internet. BIB will provide subsidies on digital satellite set top boxes capable of receiving BIB services (as well as other satellite broadcast services). In December 1997, the ITC granted a digital multiplex license to British Digital Broadcasting ("BDB"), a consortium comprising Carlton Communications and Granada Group, under which BDB will be authorized to provide a digital terrestrial television service. This service is expected to commence operations in 1998. BIB intends to offer a version of its service to BDB, as well as to cable operators. The European Commission is currently reviewing the BIB joint venture. BSkyB has also announced that it intends to launch a digital satellite broadcast service before the end of the second quarter of 1998. The introduction of digital terrestrial and digital satellite television will provide additional programming and terrestrial channels and, therefore, additional competition for the Operating Companies.

Residential Telephony

BT, which serves approximately 90% of the UK residential telephony market as of March 31, 1997, is the Operating Companies' principal competitor in providing local residential telephony service. As the principal end-to-end provider of telecommunications services in the UK, BT is, and can be expected to remain, a formidable competitor. BT has a fully-built national network and resources substantially greater than those of the Company and the Operating Companies. BT also offers promotional programs and additional services in order to compete more effectively with cable/telephony operators such as the Operating Companies. There can be no assurance that the Operating Companies will be able to compete successfully with BT. In addition, the Operating Companies compete with cellular telephony operators (i.e. Cellnet (60% owned by BT) and Vodafone); personal communications network operators, such as "Mercury one 2 one" (50% owned by Mercury and 50% owned by US West) and "Orange"; and wireless local loop providers. They also compete with Mercury, which, through an interconnect agreement with BT, is able to provide alternative access fixed- link residential telephony service even though it generally has not built residential local loop networks. Although the Operating Companies' licenses do not permit them to offer cellular telephony services, they are not prohibited from seeking additional licenses to do so or from entering into distribution agreements with existing cellular telephony operators.

Business Telecommunications

Competition in the business telecommunications area has been substantial and, because of the number of competitors in this area, is expected to intensify. BT is the principal competitor in providing business telecommunications services. In addition to BT, the Operating Companies compete with Mercury, as well as other telecommunications companies, including ENERGIS Communications Limited, MFS Communications Limited and City of London Telecommunications Limited. BT and Cable & Wireless have resources substantially greater than those of the Company and the Operating Companies, and there can be no assurances that the Operating Companies will be able to compete successfully with BT, Mercury or other telecommunications companies.

In July 1996, BT's license was modified to ensure the introduction of number portability, which allows BT's existing customers to retain their existing telephone number when they switch from BT to another carrier such as the Operating Companies (see "Legislation and Regulation - Telephone Number Portability"). At the end of 1995, the UK Monopolies and Mergers Commission ("MMC") ruled that BT should pay approximately 70% of the costs involved in number portability, while other operators would pay the rest. In January 1997, OFTEL determined BT's costs in providing number portability and the amounts it can charge to other operators to recover those costs. In April 1997, OFTEL consulted on modifications to the licenses of BT and other operators to implement number portability of non-geographic numbers (e.g. premium rate services, etc.). A draft determination of BT's charges for non-geographic number portability was issued in November 1997. The majority of PTO licenses were modified in January 1998 to oblige operators to provide number portability services.

Legislation and Regulation

General. The operation of a cable/telephony network in the UK is regulated under both the Broadcasting Act and the Telecommunications Act 1984 (the "Telecommunications Act"). The operator of a cable/telephony franchise covering over 1,000 homes must hold two principal licenses: (i) a cable television license (called a "local delivery operator license" under the Broadcasting Act) issued in the past under the Cable Act or since 1990 under the Broadcasting Act, which allows the operator to provide cable television services in the franchise area, and (ii) a telecommunications license issued under the Telecommunications Act, which allows the operator to operate and use the physical network necessary to provide cable television and telecommunications services. The ITC is responsible for the licensing and regulation of cable television. The DTI is responsible for issuing, and OFTEL is responsible for regulating the holders of, the telecommunications licenses. In addition, an operator is required to hold a license under the Wireless Telegraphy Acts of 1949-67 for the use of microwave distribution systems. Any system covering 1,000 homes or less requires a telecommunications license but not a cable television license, and a system that covers only one building or two adjacent buildings can operate pursuant to an existing general telecommunications license.

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

The cable television licenses held by the Operating Companies and/or their subsidiaries were initially issued under the Cable Act for 15-year periods. With the exception of the SEA Franchise and the Wythall franchise in the Birmingham Cable franchise area (the cable television licenses for which were granted under the Broadcasting Act in 1995 for 15-year periods), the terms of these licenses have been extended to 23 years and are scheduled to expire beginning in late 2012 (see "Cable Television License - New Cable Television Licenses and
Renewals").  The  telecommunications   licenses  held  by  subsidiaries  of  the
Operating Companies are for 23-year periods and are scheduled to expire beginning in late 2012 (see "Telecommunications License - New Telecommunications Licenses; Renewal; Revocation; Transfer).

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

New Cable Television Licenses and Renewals. Cable television licenses originally issued under the Cable Act were for a period of 15 years and, upon expiration, may either be extended for an eight-year period, if the cable operator holds a 23-year telecommunications license, or renewed for successive 15-year periods under the Broadcasting Act. An application for renewal generally must be made to the ITC within five years prior to the expiration of the license. A renewal will be granted if the operator agrees with the ITC upon the fees to be paid and, among other things, the operator's proposed telecommunications system is acceptable to the DTI or OFTEL. If an operator chooses to extend its license for an eight-year period, it will not be required to pay the annual fees referred to below, but at the end of the eight-year period the license cannot be renewed again and will be put out for tender and awarded to the highest bidder, as described below. This is the position for the Operating Companies which have all elected to extend their cable television licenses (except for the LDO licenses for the SEA Franchise and the Wythall franchise in the Birmingham Cable franchise area) for an additional eight-year period. If an operator chooses to renew its license for a 15-year period, it will be required to pay annually, during the renewal period, a percentage to be fixed by the ITC of the operator's cable television related revenues, plus an additional amount that the ITC believes a successful applicant would have bid for the franchise if it were being offered as a new franchise. At present, cable operators are only required to pay to the ITC annual fees, which in the aggregate are intended to cover the ITC's administrative costs.

As of December 31, 1997, cable television licenses have been granted in the UK covering franchise areas with approximately 18.4 million homes. The ITC is continuing to offer for tender, cable television licenses for new franchise areas covering the remaining 5.3 million homes in the UK. Under the Broadcasting Act, a new cable television license will be granted to the applicant who submits the highest cash bid (i.e. offers to pay the highest annual cash sum to the ITC during each year of the license), except where it appears to the ITC that there are "exceptional circumstances" which make it appropriate for the cable television license to be awarded to another applicant. Under any new cable television license, operators will be required to pay annually to the ITC, during the term of the license, a percentage to be fixed by the ITC of the operator's cable television related revenues, plus an additional amount equal to the operator's cash bid. The percentage fixed by the ITC for the new franchises so far to come up for bid under the Broadcasting Act have varied from 0% for the term of the license to a graduated fee structure of 0% for the first five years, 3.0% for the next five years and 8.0% for the last five years. Certain entities, including local authorities, political bodies or groups, religious organizations and advertising agencies, are presently not allowed to bid for or have certain interests in entities holding cable television licenses. Ownership restrictions also apply to holders of other Broadcasting Act licenses or local newspapers serving the same area as that served by the cable operator. The Secretary of State has broad discretion to amend the rules relating to cross-media ownership and accumulations of interests in licensed services. In May 1995, the UK Government published proposals for certain changes relating to these rules which recognize the continuing need for specific rules governing media ownership beyond those which apply under general competition law but also need to liberalize existing ownership regulations both within and across different media sectors. These rules were subsequently incorporated into the 1996 Act.

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

Digital Broadcasting

The 1996 Act permits the provision of the following types of digital terrestrial broadcast services: digital "program services", digital "additional services" (e.g. text-based services) and digital "qualifying services." Under the 1996 Act, qualifying services essentially comprise the broadcast in digital form of services currently provided in analog form by existing terrestrial broadcasters such as ITV, Channel 4 and the new Channel 5.

The 1996 Act distinguishes between "multiplex service providers" (who provide the transmission infrastructure) and "digital program providers" (who provide the programs to be transmitted). Both need to be licensed under the 1996 Act, although the holders of existing licenses for ITV, Channel 4, Channel 5 and the public teletext service will not require new broadcast licenses in order to simulcast their existing services in digital form. The BBC will be authorized to provide digital programs under its Royal Charter.

Under the 1996 Act, capacity on multiplexes has been allocated to existing terrestrial broadcasters. In January 1997, applications for further digital terrestrial multiplex licenses were received by the ITC from BDB, Digital Television Network (owned by NTL) and S4C Digital. BDB and S4C Digital were successful in their applications and have been awarded multiplex licenses. BDB's license for three multiplex frequencies was only awarded (in December 1997) after

BSkyB had withdrawn from the BDB consortium at the ITC's request. BDB's application has also been reviewed by the European Commission. At the time of awarding multiplex licenses to BDB and Digital 3 and 4 Ltd, the ITC indicated that it was now in a position to accept applications for digital program and additional (text/data) service licenses. As of March 18, 1998, no applications for such licenses have been received by the ITC.

The Operating Companies will be under a "must carry" obligation for digital qualifying services (i.e. the digital simulcasts of analog television broadcasts) as and when broadcast of those digital qualifying services starts and if they are operating a digital system.

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

Interconnection Agreements. The commercial viability of telephony and other telecommunications services provided by cable operators depends on their ability to connect cost-effectively with other telecommunications systems. Cable operators' systems must connect with systems operated by national public telephony operators, international telephony companies or other telephony operators, as the case may be, for calls that do not originate and terminate on their systems. Each national public telephony operator (including BT and Mercury), as well as the Operating Companies, is required to negotiate an interconnection agreement with any other such operator that seeks one and intervention can be requested from OFTEL if the parties cannot agree on certain terms. OFTEL also has the power to enforce the obligations of a party under an interconnection agreement. In addition, BT is required by its license to publish details of all interconnection agreements into which it enters.

In June 1996, OFTEL published a statement entitled, "Pricing of Telecommunications Services from 1997 - OFTEL's Proposals for Price Control and Fair Trading," in which it confirmed that it would continue working towards the introduction of a network price cap as the basis for BT's interconnection charges.

Following the issue of further consultation documents, OFTEL published its final proposals on the network price cap in July 1997, establishing a framework which effectively comprises four different approaches that OFTEL has now adopted in relation to the pricing of BT's interconnection services, dependent on the degree of competition as follows:

        (i)     for "competitive services," BT will be free to set the charges;

        (ii) for "prospectively competitive services," BT will be subject to a price cap on each such service equal to the percentage change in the UK domestic retail price index ("RPI"), plus zero;

        (iii) for bottleneck and non-competitive services, two baskets of services will be introduced, each subject to a cap equal to RPI less 8%; and

        (iv) for interconnection-specific services, BT will be subject to individual price caps equal to RPI less 8%.

The prices BT sets will be subject to the application of the fair trading license condition (see above) and OFTEL intends to use "floors" and "ceilings" as the main yardsticks to consider whether a charge is anti-competitive or not. The starting values for its prices will be based on long-run incremental costs. BT has agreed to the amendment of its license to reflect the new network charges regime which will remain effective through October 10, 2001.

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

In April 1997, OFTEL announced proposals to ensure interworking between interconnecting networks, as well as between customer premises equipment and telecommunication networks. This was a recognition of the fact that the introduction of new innovative telecommunication services in the UK would be dependent on the inter-operability between competing networks. OFTEL has proposed that for:

     (1) "enhanced" services, no additional regulatory restrictions will be imposed. The inter-operability of these services will be addressed by ensuring that the basic network services which they use are inter-operable between competing networks. Any anti-competitive behavior by an enhanced service provider would be dealt with through the general fair trading provisions;

     (2) "basic network" services, rules will be established to address network to network interface issues, as well as interface with the customer. Operators with market power will have to publish any new network interfaces 15 months in advance of their implementation and will have an obligation to provide interconnection to other operators. New customer interfaces will have to be published by all operators 15 months in advance of their launch.

OFTEL is considering responses to its proposals which are expected to be implemented in 1998.

In June 1997, the European Commission adopted the Interconnect Directive (the "Directive"), which essentially requires operators with "significant market power" to provide interconnection on cost-based terms. These principles would also apply to European cross-border interconnection which is currently subject to the accounting rate regime. In November 1997, the DTI and OFTEL issued a consultation document on the UK's implementation of the Directive. The implementation has been effected by means of secondary legislation which came into force at the end of 1997. The new rules will require:

     (1) modification of the interconnection obligations in all operators' licenses;

     (2) the designation of BT and Kingston Communication (in Hull) as operators with "significant market power" in the fixed telephony market, and Cellnet and Vodaphone as operators with "significant market power" in the mobile market;

     (3) a classification of those operators who should be entitled to cost-based interconnection rates (representing, in OFTEL's view, a slight widening from the current position); and

     (4) operators with special or exclusive rights in other sectors will have to produce separate accounts where the turnover in the relevant sector exceeds ECU 50 million.

Price Regulation. In October 1996, BT's license was modified to include a new retail price control of RPI minus 4.5%, which is applicable from August 1, 1997 until 2001, but only in relation to the bottom 80% of residential customers by billed amounts. OFTEL has indicated that this is likely to be the last retail price control imposed on BT. OFTEL has conceded that this, in combination with the changes to network charges discussed above, will result in "vastly more price freedom for a still dominant BT" at both the retail and network level. However, OFTEL expects that the new fair trading provision (described below) will protect others from BT's dominant position.

The new price control (together with the new fair trading provision) represents a further withdrawal by OFTEL of detailed regulation giving BT greater pricing freedom and reducing the number of activities which remain subject to price control.

In October 1996, OFTEL also modified BT's license to introduce a new fair trading condition which provides for similar prohibitions to those set out in Articles 85 and 86 of the EC Treaty. The new license condition prohibits entering into anti-competitive agreements and the abuse of a dominant position in the UK, in addition to the prohibitions contained in the UK Competition Act and Fair Trading Act. It will replace other, more specific fair trading conditions in BT's license. While the condition will not render anti-competitive agreements and practices void from the outset or impose automatic penalties for non-compliance, it will enable the Director General to issue final and provisional orders with respect to any such activity. The fair trading condition has been or will be introduced in other operators' licenses including those of the Operating Companies. The Company does not believe that this will have a material effect on the Operating Companies' financial position, results of operations or liquidity.

OFTEL has published guidelines on the operation of the fair trading condition which explain how it will determine the relevant market and apply the prohibitions set out in the new condition. OFTEL has stated in these guidelines that it proposes to follow the approach used by the European Commission and the European Court of Justice in determining issues such as market definition, dominance and abuse of market power. These measures represent a reduction of detailed regulation and a move by OFTEL to become more of a fair trading authority.

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

In February 1997, OFTEL issued for consultation its further proposals for universal service in the UK. It concluded that, after benefits, the current net cost involved in the provision of universal service in the UK was not proven and did not justify setting up a universal service fund in the short-term. OFTEL proposed, however, to amend BT's license so as to require BT to offer a "Life line" service package which will be low cost, available to everyone and allow incoming calls and emergency outgoing calls only. Amendments to BT's existing "Low User Scheme" were also proposed together with an agreement with BT designed to reduce the number of disconnections for debt. The proposals also included new draft guidelines relating to the provision of public call boxes by BT, as well as suggestions for special help for the elderly and disabled. OFTEL intends to carry out a full review of universal service arrangements in the UK in 1999 and modifications to BT's license to implement OFTEL's final proposals for universal service (issued in July 1997) were made in November 1997. OFTEL has encouraged all licensees to publish disconnection policies. Operators have also been requested to publish disconnection statistics as part of the published comparable performance indicators.

The rates of other telecommunications companies, including the Operating Companies, are not regulated by any UK Government entity, although conditions prohibiting undue discrimination are commonly contained in telecommunications licenses (including those held by the Operating Companies and BT). In September 1997, OFTEL completed a review of cable operators' Telecommunications Act licenses and made several modifications. The purpose of the exercise was to review the licenses in the light of the progressive introduction of "slimline" PTO licenses and the modifications made to Mercury's PTO license in 1996. It also took into account a number of important regulatory developments such as the need to implement the package of modifications for fair trading and to ensure comparability with LDO PTO licenses, and to remove unnecessary restrictions and obligations.

Indirect and Equal Access. One advantage cable operators have maintained in marketing their telephony services has been their ability to offer direct access to the system of another operator (i.e. Mercury), whose long distance charges have historically been less than those charged by BT. At present, in most areas, the only way in which a residential BT customer can choose to route calls over the Mercury trunk network is by purchasing a special telephone or using an indirect access through which it is possible to select the Mercury network in preference to the BT network. The stated policy of the UK Government in the Duopoly Review was to introduce true equal access, whereby all local telephony systems would have to offer access to each fixed link trunk system without discrimination. BT's and Mercury's licenses have been amended to enable OFTEL to require them to make available equal access, either by pre-selection or on a call-by-call basis, subject to, among other things, a cost-benefit study indicating that the gains to consumers will outweigh the likely costs. A cost-benefit study was conducted and OFTEL has concluded that the study does not justify introducing such equal access arrangements. Under existing licenses, a cable operator would not generally be required by OFTEL to introduce equal access until it had acquired a market share of 25% of local exchange lines. Many cable operators opposed the equal access proposals in the Duopoly Review in this respect because equal access would reduce one of the current attractions of a cable operator's telephony system. BT's willingness, however, to offer cable operators interconnection on competitive terms potentially will enable cable operators to offer equal access benefits to their customers on attractive terms. The timing and terms of the introduction of equal access is unclear. However, OFTEL stated in July 1996 that it considers the "well established operator" threshold of 25% of customer connections in a relevant market to be a useful guide in determining whether a non-dominant operator should, in the future, be required to grant indirect access to other operators. This threshold would not automatically mean that the operator would be required to grant indirect access, but OFTEL would investigate the issue further in respect of that operator once that threshold was reached.

In January 1998, BT announced that it was to begin a technical trial in London with a provider of indirect phone calls and a mobile telecommunications company under which those companies would be able to use BT's network to serve their own customers. BT will supply and maintain customer phone lines in the trial area for the two operators, carrying out installation and maintenance and providing records of the calls made on those lines for charging purposes. BT would charge the operators for services provided and for calls. The two operators will use the lines to sell phone calls and services to their customers, under their own branding of the service. They will set their own prices for that service, together with their own billing and customer services. Customers would no longer receive a BT bill and a separate bill from the other independent operator;
instead they will now receive a single bill from the independent operator. Depending on the outcome of the trial, BT has said that a full national service could be launched in the middle of 1998.

The European Commission has finalized proposals for the introduction, by January 1, 2000, of equal access by telecommunication operators with "significant market power." If adopted, an Equal Access Directive will require the introduction of carrier pre-selection whereby subscribers can choose an alternative operator to convey their long distance calls to the one providing their local connection and calls.

Telephone  Number  Portability.   Business  and  residential  telecommunications
customers changing their telephone services to a cable company or another telecommunications provider previously had to change their telephone numbers. BT did not offer customers telephone number portability until 1996, although its PTO license has required this, subject to certain preconditions, since 1991. As a result, some business customers have used their cable company or telecommunications provider lines primarily for outbound telephone calls and maintained their BT lines for inbound calls.

BT's PTO license was modified in July 1996 to incorporate a condition which supports the implementation of number portability and in January 1997, the Director General determined BT's costs in providing number portability and the charges it can make to other operators to recover those costs. BT has reached agreement with several cable companies on number portability. The absence of number portability was a significant impediment to competition in the telecommunications market. Its implementation is providing BT's competitors with access to greater numbers of customers. The number portability modifications made to BT's license related to the portability of numbers at a particular geographic address. In April 1997, OFTEL consulted on modifications to the licenses of BT and other operators to implement number portability of non-geographic numbers (e.g., freefone, premium rate services, etc.). Commercial terms for number portability are now included in the BT standard interconnect agreement.

Other Recent Developments

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

     (iii)To facilitate consumers being able to access services on more than one delivery mechanism or switch between delivery mechanisms, without having to incur unnecessary additional expense.

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

The Regulations include requirements on:

     o The offer of technical conditional access services to broadcasters "on a fair, reasonable and non-discriminatory basis."

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

In February 1997, OFTEL issued a statement containing proposed measures designed to promote competition in services over telecommunications networks and addressing a number of issues of particular relevance to independent service providers ("ISPs"). The measures include an updated classification of BT's systems (or network services) business ("SB") and supplemental services (or enhanced services) business ("SSB") (the importance of which is that this classification underpins the prices that BT charges itself since BT's SSB must pay the same for BT's network services as any ISP is required to) and additional information to be published in BT's financial statements with respect to the split between its SB and SSB. BT is being allowed greater flexibility to offer lower prices to ISPs in order to promote competitively priced services to all levels (although access to cost-based interconnection prices is largely to be limited to operators installing networks). ISPs are now becoming entitled to allocations of numbering capacity without having to have individual telecommunications licenses.

In July 1997, the DTI and OFTEL issued a joint consultation paper on the extension of the UK conditional access regulatory regime to non-broadcast and digital non-television services. In October 1997, OFTEL published for consultation the principles that it proposed to use when examining the prices proposed by a conditional access provider.

International Facilities Liberalization

In June 1996, the DTI invited applications for licenses to install and operate telecommunications systems for the provision of all types of telecommunications services between the UK and the rest of the world.

Since December 1996, over 60 new international facilities licenses have been issued marking the removal of one of the few remaining barriers to full competition in the provisioning of infrastructure and services in the UK. On January 1, 1998, full competition in most of the European Union was introduced.

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

As of December 31, 1997, Teesside, Birmingham Cable, Cable London and Cambridge Cable had approximately 390, 650, 520 and 450 employees, respectively. The Company believes that the Operating Companies' relationships with their employees are good.

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

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.

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

                                                          Class A
                                                   High               Low

1997
  First Quarter..................                 $14  1/8           $9  3/4
  Second Quarter.................                  13                10  1/2
  Third Quarter..................                  12  1/4            9  1/8
  Fourth Quarter.................                  12  1/8            8  3/4

1996
  First Quarter..................                 $14  1/4          $11  1/2
  Second Quarter.................                  14  1/4           11  7/8
  Third Quarter..................                  13  7/8            9  5/8
  Fourth Quarter.................                  14                10

The Company does not anticipate paying any cash dividends on its common shares for the foreseeable future (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The Company is prohibited from paying dividends on the Class B Common Shares without also paying pro rata dividends on the Class A Common Shares. The Company has not paid cash dividends since inception. The Company's 11.20% Senior Discount Debentures, due 2007 and issued in November 1995, contain restrictive covenants which limit the Company's ability to pay dividends.

The Class A Common Shares and Class B Common Shares vote together. Each record holder of Class A Common Shares is entitled to one vote per share and each record holder of Class B Common Shares is entitled to ten votes per share. In the election of directors, Class A Common Shares and Class B Common Shares do not have cumulative voting rights.

As of February 28, 1998, there were 32 record holders of the Company's Class A Common Shares. Holdings, through its ownership of the Company's Class B Common Shares, controls 77.6% of the total voting power of all of the outstanding shares of the Company.

ITEM 6            SELECTED FINANCIAL AND OTHER DATA

The following selected consolidated financial data have been derived from and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II Item 8 of this Form 10-K.

The Company (4)

                                                                             Year Ended December 31,
                                                      1997             1996            1995              1994             1993
                                                                         (In thousands, except per share data)
Statement of Operations Data:
Service income.............................(UK Pound)55,603 (UK Pound)31,358  (UK Pound)1,530    (UK Pound)      (UK Pound)
Consulting fee income .....................           1,059            1,070            1,313            1,356            1,248
Operating loss ............................         (22,604)         (24,553)         (11,809)          (2,824)          (1,124)
Equity in net losses of affiliates ........         (21,359)         (18,432)         (23,677)         (16,289)         (13,143)
Net loss ..................................         (67,356)         (40,575)         (28,962)         (16,266)         (13,183)
Net loss per share (1) ....................           (1.34)            (.84)           (0.70)           (0.54)           (0.50)

Balance Sheet Data:
At year end:
     Total assets .........................         445,854          484,370          431,889          254,739           95,239
     Noncurrent liabilities ...............         247,970          216,027          207,978            9,106
     Contributed capital ..................         359,049          359,049          287,810          287,863          127,162
     Accumulated deficit ..................        (187,373)        (120,017)         (79,442)         (50,480)         (34,214)

Other Data:
Operating income (loss) before depreciation
   and amortization (3) ...................           2,984           (7,853)          (8,760)          (1,596)            (558)



See Notes to Selected Financial and Other Data on page 20.

Birmingham Cable - Selected Consolidated Financial and Other Data

                                                                             Year Ended December 31,
                                                      1997            1996             1995              1994             1993
                                                                                 (In thousands)
Statement of Operations Data:
Service income.............................(UK Pound)67,166 (UK Pound)52,472 (UK Pound)39,004 (UK Pound)27,505 (UK Pound)18,345
Operating loss ............................         (15,825)         (11,694)         (11,345)          (9,674)          (7,864)
Net loss ..................................         (30,826)         (20,378)         (14,279)          (9,293)          (8,967)

Balance Sheet Data:
At year end:
     Total assets .........................         260,035          325,646          331,589          160,044          119,018
     Noncurrent liabilities ...............         165,413          188,863          185,864            6,222            4,989

Other Data:
Operating income (loss) before depreciation
     and amortization (3) .................          10,602            7,996            3,110               25           (2,217)

Cable London - Selected Consolidated Financial and Other Data

                                                                             Year Ended December 31,
                                                      1997            1996             1995              1994             1993
                                                                                 (In thousands)
Statement of Operations Data:
Service income.............................(UK Pound)52,816 (UK Pound)40,091 (UK Pound)30,277 (UK Pound)21,830 (UK Pound)14,403
Operating loss ............................         (12,711)         (13,906)         (13,808)         (10,524)          (9,863)
Net loss ..................................         (25,168)         (21,241)         (17,675)         (11,354)         (11,304)

Balance Sheet Data:
At year end:
     Total assets .........................         195,693          170,123          136,450          104,994           85,648
     Noncurrent liabilities ...............         173,038           60,831           73,772           27,659           21,118

Other Data:
Operating income (loss) before depreciation
     and amortization (3) .................           7,029              956           (2,961)          (3,531)          (5,869)


Cambridge Cable - Selected Consolidated Financial and Other Data (4)

                                                                             Year Ended December 31,
                                                      1997            1996             1995              1994             1993
                                                                                 (In thousands)
Statement of Operations Data:
Service income.............................                  (UK Pound)6,401 (UK Pound)20,585 (UK Pound)12,064  (UK Pound)3,571
Operating loss ............................                           (2,133)         (12,838)          (8,807)          (7,437)
Net loss ..................................                           (4,419)         (20,398)         (12,223)          (7,930)

Balance Sheet Data:
At year end:
     Total assets .........................                                           118,885           99,275           56,799
     Noncurrent liabilities ...............                                           109,662           74,916           22,163

Other Data:
Operating income (loss) before depreciation
     and amortization (3) .................                               35           (5,688)          (4,171)          (4,770)

See Notes to Selected Financial and Other Data on page 20.

Operating Companies - Proportionate Combined Selected Consolidated Financial and Other Data

The following proportionate combined selected consolidated financial and other data have been derived from the consolidated financial statements of the Company, Birmingham Cable and Cable London, after giving effect to the Company's ownership interests in each of the Operating Companies as of December 31, 1997. As of December 31, 1997, the Company had a 27.5% interest in Birmingham Cable, a 50.0% interest in Cable London, a 100% interest in Cambridge Cable and a 100% interest in Teesside. The Company believes that presentation of proportionate combined selected consolidated financial data, although not in accordance with US Generally Accepted Accounting Principles ("GAAP"), facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable and Cable London under the equity method. Prior to March 31, 1996, the Company accounted for its interest in Cambridge Cable under the equity method (see Note 4 to Selected Financial and Other Data on page 20). Beginning on March 31, 1996, the financial position and results of operations of Cambridge Cable were consolidated with those of the Company (see Note 4 to the Company's consolidated financial statements). The financial position and results of operations of Teesside are consolidated with those of the Company.

                                                                             Year Ended December 31,
                                                1997              1996              1995                1994               1993
                                                        (In thousands, except homes passed and subscriber information)
Statement of Operations Data:
Service income.....................(UK Pound)100,462   (UK Pound)72,061   (UK Pound)47,968   (UK Pound)30,535   (UK Pound)15,812
                                   -----------------   ----------------   ----------------   ----------------   ----------------
Operating, selling, general
     and administrative expenses...           89,051             74,733             60,633             37,096             24,125
Depreciation and amortization .....           41,593             30,571             18,924             10,840              6,215
                                   -----------------   ----------------   ----------------   ----------------   ----------------
Operating loss ....................          (30,182)           (33,243)           (31,589)           (17,401)           (14,528)
                                   -----------------   ----------------   ----------------   ----------------   ----------------
Interest expense, net .............           20,367             15,172             10,160              3,726              1,517
                                   -----------------   ----------------   ----------------   ----------------   ----------------

Operating Companies' proportionate
     net loss .....................          (50,549)           (48,415)           (41,749)           (21,127)           (16,045)
Reconciliation to the Company's
     consolidated net loss (2) ....          (16,807)             7,840             12,787              4,861              2,862
                                   -----------------   ----------------   ----------------   ----------------   ----------------
Company's consolidated net loss....((UK Pound)67,356) ((UK Pound)40,575) ((UK Pound)28,962) ((UK Pound)16,266) ((UK Pound)13,183)
                                   =================   ================   ================   ================   ================

Other Data:
Operating income (loss) before
 depreciation and amortization (3). (UK Pound)11,411   ((UK Pound)2,672) ((UK Pound)12,665)  ((UK Pound)6,561)  ((UK Pound)8,313)
Homes passed (5) ..................          695,786            547,942            395,635            263,837            179,000
Cable subscribers (6) .............          171,863            140,207            101,997             72,453             46,269
Telephony subscribers (7) .........          237,415            168,569            108,602             67,160             31,770


See Notes to Selected Financial and Other Data on page 20.

Notes to Selected Financial and Other Data

(1) For 1993 and 1994, net loss per share has been presented on a pro forma basis as if the restructuring of the Company's equity in September 1994 and the conversion of the redeemable convertible preference shares issued in connection with the acquisition of Teesside were outstanding for all periods presented.

(2) Includes the effects of differences between the Company's ownership percentages in the Operating Companies during the relevant periods and its ownership percentages as of December 31, 1997, as well as net income (losses) of the Company and its subsidiaries, other than Teesside and Cambridge (subsequent to March 31, 1996).

(3) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow (deficit) is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part, due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation expense and amortization expense, operating cash flow (deficit) is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow (deficit) may not be comparable to similarly titled measures of other companies. Operating cash flow (deficit) does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

(4) As a result of the SingTel Transaction (see Note 4 to the Company's consolidated financial statements), the Company owns 100% of Cambridge Cable and has consolidated the financial position and results of operations of Cambridge Cable beginning on March 31, 1996. The 1996 results of operations information for Cambridge Cable is for the three months ended March 31, 1996.

(5) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.

(6) A dwelling with one or more television sets connected to the system is counted as one Cable Subscriber.

(7) A dwelling with one or more telephone lines connected to the system is counted as one Telephony Subscriber.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast") (see Item 5 - "Market for the Registrant's Common Equity and Related Shareholder Matters"), was incorporated in 1992 to develop, construct, manage and operate the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of December 31, 1997, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest. On December 8, 1997, the Company formed Comcast UK Holdings Limited ("UK Holdings") (a wholly owned subsidiary incorporated in Bermuda) in order to secure a financing arrangement to primarily fund capital expenditures and working capital requirements at Cambridge Cable and Teesside (see "Liquidity and Capital Resources" below).

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of December 31, 1997, the Operating Companies' systems passed more than 1,197,000 homes or approximately 75% of the homes in their franchise areas and served more than 298,000 cable subscribers, 359,000 residential telephony subscribers and 11,000 business telephony subscribers.

The Company accounts for its interests in Birmingham Cable and Cable London under the equity method. Through March 31, 1996, the Company also accounted for its interest in Cambridge Cable under the equity method (see Note 4 to the Company's consolidated financial statements). Collectively, Birmingham Cable, Cable London and Cambridge Cable are referred to herein as the "Equity Investees" (which term excludes Cambridge Cable as of and subsequent to March 31, 1996).

General Developments of Business

Amalgamation with NTL
See Item 1 - Business -- "General Developments of Business."

Liquidity and Capital Resources

The Company

Historically, the Company has financed its cash requirements, including its investments in the Equity Investees, through capital contributions from its shareholders, as well as with the proceeds from the Company's initial public offering of 15.0 million of its Class A Common Shares (net proceeds of $209.4 million or (UK Pound)132.6 million) in September 1994 and from the Company's offering of its $517.3 million principal amount at maturity 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") (net proceeds of $291.1 million or (UK Pound)186.9 million) in November 1995. Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends. The Operating Companies are not expected to pay any dividends or advances in the foreseeable future.

On December 23, 1997, UK Holdings entered into a loan agreement (the "UK Holdings Agreement") with a consortium of banks to provide financing under a credit facility (the "UK Holdings Credit Facility") up to a maximum of (UK Pound)200.0 million. Under the terms of the UK Holdings Agreement, borrowings under the UK Holdings Credit Facility are guaranteed by Teesside and Cambridge Cable (see "The Operating Companies - Cambridge Cable - Teesside").

On January 14, 1998, UK Holdings borrowed (UK Pound)75.0 million under Tranche A of the UK Holdings Credit Facility. Of this initial borrowing, (UK Pound)50.4 million was paid to the Company as a dividend and (UK Pound)17.8 million was used to fund capital expenditures and working capital requirements at Cambridge Cable and Teesside.

Amounts available under the UK Holdings Credit Facility will be reduced each quarter in varying amounts beginning March 31, 2000 and continuing through December 31, 2000. The UK Holdings Credit Facility bears interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2 1/4%.

The UK Holdings Credit Facility contains restrictive covenants which limit UK Holdings' ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain financial ratios and cash flow levels be maintained and contain certain restrictions on dividend payments. The Company's right to receive consulting fee payments from Cambridge Cable and Teesside has been subordinated to the banks under the UK Holdings Credit Facility. In addition, the Company's shares in UK Holdings have been pledged to secure the UK Holdings Credit Facility.

The consummation of the NTL Transaction will result in a change in control, as defined in the UK Holdings Credit Facility. Upon a change in control, all amounts outstanding under the UK Holdings Credit Facility will become immediately due and payable.

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

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and advances to the Operating Companies in the aggregate of (UK Pound)91.1 million, (UK Pound)92.1 million and (UK Pound)71.4 million during the years ended December 31, 1997, 1996 and 1995, respectively. Of these amounts, (UK Pound)8.7 million, (UK Pound)10.7 million and (UK Pound)25.2 million relate to capital contributions and advances to the Equity Investees during the years ended December 31, 1997, 1996 and 1995, respectively. Although the Company is not contractually committed to make any additional capital contributions or advances to either of the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interests in the Equity Investees.

The Company estimates that the Operating Companies will require approximately (UK Pound)146.0 million in 1998 to continue the build-out of their systems. Management believes that the entire (UK Pound)146.0 million required will be funded through drawdowns under currently outstanding credit facilities (subject to compliance with certain financial and operating covenants). If such credit facilities are not available for drawdown, the Company expects that its strategic and financial partners in the Equity Investees will provide their pro-rata share of any required fundings, although they are not contractually obligated to do so. Thus, no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, the Equity Investees will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under existing or new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over the Equity Investees' debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its system could result in loss of its cable franchises and licenses.

The Company's ability to meet its long-term liquidity and capital requirements is contingent upon the Operating Companies' ability to generate positive operating cash flow and obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions. The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company's required capital contributions and advances to Birmingham Cable and Cable London and borrowings under the UK Holdings Credit Facility will be sufficient to fund development and construction costs for Cambridge Cable and Teesside throughout 1998.

The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to this exposure, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any to be significant.

The Company has entered into certain foreign exchange option contracts ("FX Options") as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of December 31, 1997 and 1996, the Company had (UK Pound)250.0 million notional amount of FX Puts to purchase United States ("US") dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9 million are included in foreign exchange put options and other in the Company's consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years. As of December 31, 1997 and 1996, the FX Puts had carrying values of (UK Pound)8.0 million and (UK Pound)10.7 million, respectively. The estimated fair value of the FX Puts was (UK Pound)3.2 million as of both December 31, 1997 and 1996. The difference between the carrying amount and the estimated fair value of the FX Puts was not significant as of December 31, 1995.

In 1995, in order to reduce hedging costs, the Company sold foreign exchange call option contracts ("FX Calls") to exchange (UK Pound)250.0 million notional amount and received (UK Pound)3.4 million. These contracts may only be settled on their expiration dates. Of these contracts, (UK Pound)200.0 million notional amount, with an exchange ratio of $1.70 per (UK Pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (UK Pound)50.0 million notional amount and an exchange ratio of $1.62 per (UK Pound)1.00, has a settlement date in November 2000. In the fourth quarter of 1996, in order to continue to reduce hedging costs, the Company sold additional FX Calls for (UK Pound)2.1 million, to exchange (UK Pound)200.0 million notional amount at an average exchange ratio of $1.75 per (UK Pound)1.00. These contracts expired unexercised in the fourth quarter of 1997. The FX Calls are marked-to-market on a current basis in the Company's consolidated statement of operations.

As of December 31, 1997 and 1996, the estimated fair value of the liabilities related to the FX Calls, as recorded in the Company's consolidated balance sheet, was (UK Pound)2.7 million and (UK Pound)7.2 million, respectively. Changes in fair value between measurement dates relating to the FX Calls resulted in exchange gains of (UK Pound)4.5 million during the year ended December 31, 1997 and exchange losses of (UK Pound)1.3 million during the year ended December 31, 1996 in the Company's consolidated statement of operations. There were not significant exchange gains or losses relating to these contracts for the year ended December 31, 1995.

The table set forth  below  summarizes  the fair  values and  contract  terms of
financial   instruments,   subject  to  foreign  currency  exchange  rate  risk,
maintained by the Company ((UK Pound) in millions):

                                                                         Expected        Fair Value at
                                                                       Maturity 2007       12/31/97
On Balance Sheet Financial Instruments

(UK Pound)UK Functional Currency:
     Long-term debt (denominated in $US) at accreted value...........  (UK Pound)229.2 (UK Pound)253.1
         Average interest rate.......................................            11.20%

                                                                         Expected        Fair Value at
                                                                       Maturity 2000     12/31/97 (1)

Foreign Exchange Rate Derivatives

(UK Pound)UK Functional Currency:
     FX Puts
         Contract amount.............................................  (UK Pound)250.0   (UK Pound)3.2
         Exchange rate ($US/(UK Pound)UK)............................             1.35
     FX Calls
         Contract amount.............................................   (UK Pound)50.0  ((UK Pound)2.7)
         Exchange rate ($US/(UK Pound)UK)............................             1.62
----------------

(1) The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts.

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's and the Operating Companies' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of operations.

Based on an inventory conducted in 1997, the Company and the Operating Companies have identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material impact on the operations of the Company and/or the Operating Companies.

The Company and the Operating Companies have initiated communications with all of their significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which the Company or the Operating Companies use or rely upon. The Company's estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company or the Operating Companies rely will be converted on a timely basis, or that a failure to convert by another company would not have material adverse effect on the Company and/or the Operating Companies.

The Company and the Operating Companies continue to use both internal and external resources to reprogram or replace the software for Year 2000 modifications. Management of the Company will also continue to periodically report the progress of its Year 2000 remediation plan to the Audit Committee of the Company's board of directors. The Company and the Operating Companies plan to complete the Year 2000 mitigation in 1999. The costs directly attributable to the Year 2000 Issue are not expected to have a material effect on the Company's or the Operating Companies' results of operations.

The costs of the project and the date on which the Company and the Operating Companies plan to complete the Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills, the ability to locate and correct all relevant computer code and similar uncertainties.

The Operating Companies

The following is a discussion of the liquidity and capital resources of each of the Operating Companies. Such financial information has not been adjusted for the Company's proportionate ownership percentages in the Operating Companies.

Birmingham Cable. Historically, Birmingham Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partners, and cash from the issuance of Birmingham Cable's preference shares (see below).

In February 1995, a subsidiary of Birmingham Cable issued 175,000 cumulative (UK Pound)1.00 redeemable five year term preference shares for a paid up value of (UK Pound)175.0 million. Also in February 1995, Birmingham Cable entered into a (UK Pound)175.0 million five year revolving credit facility (the "Birmingham Facility") which provided for conversion into a five year term loan on March 31, 2000. In March 1997, the terms of the Birmingham Facility were amended to extend the maturity of the term loan to December 31, 2005 and to amend the required cash flow levels (as defined) and certain other terms. Interest rates on the Birmingham Facility are at LIBOR plus 5/8% to 2 1/4%.

In July 1997, the preference shareholder exercised its option to require Birmingham Cable to purchase its shareholding. Birmingham Cable funded the redemption of the preference shares with the proceeds from the Birmingham Facility and restricted cash and settled its five year (UK Pound)175.0 million interest rate exchange agreement with Barclays Bank PLC. The balance of the Birmingham Facility will be used, subject to certain restrictions, for capital expenditures and working capital requirements relating to the build-out of its systems.

The Birmingham Facility contains restrictive covenants which limit Birmingham Cable's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain minimum build requirements, financial ratios and cash flow levels be maintained and contain restrictions on dividend payments. Birmingham Cable's three principal shareholders' (including the Company) right to receive consulting fee payments from Birmingham Cable has been subordinated to the banks under the Birmingham Facility. The payment of consulting fees is restricted until Birmingham Cable meets certain financial ratio tests under the Birmingham Facility. Birmingham Cable has pledged the shares of its material subsidiaries to secure the Birmingham Facility. Upon a change of control, all amounts due under the Birmingham Facility become immediately due and payable. The consummation of the NTL Transaction will not result in a change of control as defined in the Birmingham Facility.

Birmingham Cable enters into interest rate exchange agreements ("Swaps") as a normal part of its risk management efforts to limit its exposure to adverse fluctuations in interest rates. Using Swaps, Birmingham Cable agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. In conjunction with the Birmingham Facility, a subsidiary of Birmingham Cable and Barclays Bank PLC entered into a five year (UK Pound)175.0 million Swap, whereby the subsidiary receives fixed interest at a rate of 8.83% and pays floating rate interest at the six month LIBOR. The (UK Pound)175.0 million Swap was settled in July 1997 along with redemption of the preference shares (see above). In addition, a subsidiary of Birmingham Cable entered into a second series of five year Swaps with three banks. Under the agreements, the subsidiary pays fixed rate interest at 9.20% and receives floating rate interest at six month LIBOR, based upon the outstanding notional amount of the Swaps. As of December 31, 1997 and 1996, the notional amount outstanding on the second series of Swaps was (UK Pound)149.0 million and (UK Pound)106.0 million, respectively, and increased to (UK Pound)160.0 million on January 2, 1998. While Swaps represent an integral part of Birmingham Cable's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1997, 1996 and 1995 was not significant.

The Company estimates that approximately (UK Pound)22.0 million will be required in 1998 to continue development and construction of Birmingham Cable's cable/telephony network. The Company expects that such funds will be provided by borrowings under the Birmingham Facility.

Cable London. Historically, Cable London's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partner. In June 1995, Cable London entered into a (UK Pound)60.0 million revolving credit facility (the "London Facility") with various banks. In April 1997, the amount available under the London Facility was increased to (UK Pound)65.0 million. In May 1997, Cable London entered into a (UK Pound)170.0 million revolving credit facility (the "London Revolver") with various banks, which converts into a five year term loan on June 30, 2001. Interest rates on the London Revolver are at LIBOR plus 1/2% to 2 3/8%. In May 1997, Cable London repaid all amounts outstanding under the London Facility with proceeds from borrowings under the London Revolver. The balance of the London Revolver will be used, subject to certain restrictions, for capital expenditures and working capital requirements relating to the build-out of its systems.

The London Revolver contains restrictive covenants which limit Cable London's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain financial ratios and cash flow levels be maintained and contain certain restrictions on dividend payments. The Company's right to receive consulting fee payments from Cable London has been subordinated to the banks under the London Revolver. The payment of consulting fees is restricted until Cable London meets certain financial ratio tests under the London Revolver. In addition, the Company's shares in Cable London have been pledged to secure the London Revolver. Upon a change of control, all amounts due under the London Revolver become immediately due and payable. The consummation of the NTL Transaction will not result in a change of control as defined in the London Revolver.

Cable London enters into Swaps and interest rate collar agreements ("Collars") as a normal part of its risk management efforts to limit its exposure to adverse fluctuations in interest rates. Using Swaps, Cable London agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. Collars limit Cable London's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of interest rates. In June 1997, Cable London entered into a series of four year interest Swaps with three banks. Under the agreements, Cable London pays fixed rate interest at 7.34% and receives floating rate interest at three month LIBOR, based upon the outstanding notional amount of the Swaps. As of December 31, 1997, the notional amount outstanding on the Swaps was (UK Pound)44.5 million and increased to (UK Pound)49.5 million on January 7, 1998. Also in June 1997, Cable London entered into a Collar which limits the interest rate on the notional amount to between 6% and 9%. As of December 31, 1997, the notional amount outstanding on the Collar was (UK Pound)22.3 million and increased to (UK Pound)24.8 million on January 7, 1998. While Swaps and Collars represent an integral part of Cable London's interest rate risk management program, their incremental effect on interest expense for the year ended December 31, 1997 was not significant.

The Company estimates that approximately (UK Pound)38.0 million will be required in 1998 to continue development and construction of Cable London's cable/telephony network. The Company expects that such funds will be provided by borrowings under the London Revolver.

Cambridge Cable. Prior to the SingTel Transaction (see Note 4 to the Company's consolidated financial statements), Cambridge Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partner. The Company estimates that approximately (UK Pound)41.0 million will be required in 1998 to continue development and construction of Cambridge Cable's cable/telephony network. The Company expects that such funds will be provided by borrowings under the UK Holdings Credit Facility.

Teesside. Historically, Teesside's primary source of funding has been capital contributions from the Company. The Company estimates that approximately (UK Pound)45.0 million will be required in 1998 to continue development and construction of Teesside's cable/telephony network. The Company expects that such funds will be provided by borrowings under the UK Holdings Credit Facility.

Statement of Cash Flows

Cash and cash equivalents decreased (UK Pound)25.9 million as of December 31, 1997 from December 31, 1996, decreased (UK Pound)98.9 million as of December 31, 1996 from December 31, 1995 and increased (UK Pound)62.1 million as of December 31, 1995 from December 31, 1994. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by (used in) operating activities amounted to (UK Pound)5.7 million, ((UK Pound)3.0) million and (UK Pound)491,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The change in net cash provided by (used in) operating activities in 1997 as compared to 1996 is principally due to the increase in the Company's operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements. The changes in net cash provided by (used in) operating activities in 1996 and 1995 are due primarily to changes in working capital as a result of the timing of receipts and disbursements.

Net cash (used in) provided by financing activities, which includes the issuances of securities as well as borrowings, was ((UK Pound)1.6) million, (UK Pound)414,000 and (UK Pound)176.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. During 1995, the Company received proceeds of (UK Pound)192.5 million in connection with its offering of the 2007 Discount Debentures and paid premiums of (UK Pound)13.9 million in connection with the purchase of the FX Puts.

Net cash used in investing activities was (UK Pound)30.0 million, (UK Pound)96.3 million and (UK Pound)114.3 million for the years ended December 31, 1997, 1996, and 1995, respectively. During 1997, net cash used in investing activities includes capital expenditures of (UK Pound)82.1 million and capital contributions and loans to affiliates of (UK Pound)8.7 million, offset by proceeds from the sales of short-term investments of (UK Pound)61.5 million. During 1996, net cash used in investing activities includes the acquisition of Cambridge Cable of (UK Pound)10.4 million, net of cash acquired, capital expenditures of (UK Pound)70.6 million and capital contributions and loans to affiliates of (UK Pound)10.7 million. During 1995, net cash used in investing activities includes capital expenditures of (UK Pound)45.3 million, capital contributions and loans to affiliates of (UK Pound)25.8 million and purchases of short-term investments of (UK Pound)43.1 million.

Results of Operations

The Company

Summarized consolidated financial information for the Company for the three years ended December 31, 1997 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                                      Year Ended
                                                                     December 31,                     Increase/(Decrease)
                                                                 1997           1996            (UK Pound)             %
Revenues                                              (UK Pound)56,662   (UK Pound)32,428  (UK Pound)24,234           74.7%
Operating, selling, general and administrative expenses         50,474             37,284            13,190           35.4
Management fees                                                  3,204              2,997               207            6.9
                                                     ------------------ ------------------
Operating income (loss) before depreciation and
   amortization (1)                                              2,984             (7,853)           10,837             NM
Depreciation and amortization                                   25,588             16,700             8,888           53.2
                                                     ------------------ ------------------
Operating loss                                                 (22,604)           (24,553)           (1,949)          (7.9)
                                                     ------------------ ------------------
Interest expense                                                25,243             23,627             1,616            6.8
Investment income                                               (7,259)           (12,555)           (5,296)         (42.2)
Equity in net losses of affiliates                              21,359             18,432             2,927           15.9
Exchange losses (gains) and other                                5,409            (13,482)           18,891             NM
                                                     ------------------ ------------------
Net loss                                             ((UK Pound)67,356) ((UK Pound)40,575) (UK Pound)26,781          66.0%
                                                     ================== ==================

                                                                      Year Ended
                                                                     December 31,                     Increase/(Decrease)
                                                                 1996           1995            (UK Pound)             %
Revenues                                              (UK Pound)32,428    (UK Pound)2,843   (UK Pound)29,585          NM
Operating, selling, general and administrative expenses         37,284              8,498             28,786          NM
Management fees                                                  2,997              3,105               (108)       (3.5)
                                                     ------------------ ------------------
Operating loss before depreciation and
   amortization (1)                                             (7,853)            (8,760)              (907)      (10.4)
Depreciation and amortization                                   16,700              3,049             13,651          NM
                                                     ------------------ ------------------
Operating loss                                                 (24,553)           (11,809)            12,744          NM
                                                     ------------------ ------------------
Interest expense                                                23,627              3,539             20,088          NM
Investment income                                              (12,555)           (11,758)               797         6.8
Equity in net losses of affiliates                              18,432             23,677             (5,245)      (22.2)
Exchange (gains) losses and other                              (13,482)             1,695            (15,177)         NM
                                                     ------------------ ------------------
Net loss                                             ((UK Pound)40,575) ((UK Pound)28,962)  (UK Pound)11,613        40.1%
                                                     ================== ==================

------------
(1) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow (deficit) is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation expense and amortization expense, operating cash flow (deficit) is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow (deficit) may not be comparable to similarly titled measures of other companies. Operating cash flow (deficit) does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by (used in) operating activities.

The Company recognized net losses of (UK Pound)67.4 million, (UK Pound)40.6 million and (UK Pound)29.0 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing increases of (UK Pound)26.8 million from 1996 to 1997 and (UK Pound)11.6 million from 1995 to 1996. The increase in the Company's net loss from 1996 to 1997 is due to the effects of the SingTel Transaction which resulted in the consolidation of the results of operations of Cambridge Cable beginning on March 31, 1996, decreases in investment income due to the effects of lower average cash, cash equivalents and short-term investment balances, the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and the Company recognizing its proportionate share of the Equity Investees' net losses. The increase in the Company's net loss from 1995 to 1996 is due to interest expense on the 2007 Discount Debentures, the effects of the continuing construction of Teesside's cable/telephony network and the effects of the SingTel Transaction.

Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from 1996 to 1997 and 1995 to 1996 are attributable to the effects of the SingTel Transaction and the effects of the continued development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers in their respective franchise areas.

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

Interest expense for the years ended December 31, 1997, 1996 and 1995 was (UK Pound)25.2 million, (UK Pound)23.6 million and (UK Pound)3.5 million, respectively, representing increases of (UK Pound)1.6 million from 1996 to 1997 and (UK Pound)20.1 million from 1995 to 1996. The increase from 1996 to 1997 is primarily attributable to the compounding of interest on the 2007 Discount Debentures and the effects of foreign currency exchange rate fluctuations. The increase from 1995 to 1996 is primarily attributable to interest expense on the 2007 Discount Debentures issued in November 1995.

Investment income for the years ended December 31, 1997, 1996 and 1995 was (UK Pound)7.3 million, (UK Pound)12.6 million and (UK Pound)11.8 million, respectively, representing a decrease of (UK Pound)5.3 million from 1996 to 1997 and an increase of (UK Pound)797,000 from 1995 to 1996. The decrease from 1996 to 1997 is primarily attributable to decreases in the average cash, cash equivalents and short-term investments balances held by the Company during 1997 as compared to 1996 and the effects of the SingTel Transaction. The increase from 1995 to 1996 is primarily attributable to the increase in the average cash, cash equivalents and short-term investments balances held by the Company during 1996 as compared to 1995, primarily as a result of the proceeds from the offering of the 2007 Discount Debentures in November 1995 and the proceeds from the Company's initial public offering in September 1994.

Equity in net losses of affiliates for the years ended December 31, 1997, 1996 and 1995 was (UK Pound)21.4 million, (UK Pound)18.4 million and (UK Pound)23.7 million, respectively, representing an increase of (UK Pound)3.0 million from 1996 to 1997 and a decrease of (UK Pound)5.3 million from 1995 to 1996. The increase from 1996 to 1997 is attributable to increases in the net losses of Birmingham Cable and Cable London, offset by the effects of the SingTel Transaction. The decrease from 1995 to 1996 is attributable to the consolidation of Cambridge Cable effective March 31, 1996, partially offset by the effects of increases in the net losses of Birmingham Cable and Cable London.

Exchange losses (gains) and other for the years ended December 31, 1997, 1996 and 1995 were (UK Pound)5.4 million, ((UK Pound)13.5) million and (UK Pound)1.7 million, respectively, representing changes of (UK Pound)18.9 million from 1996 to 1997 and (UK Pound)15.2 million from 1995 to 1996. These changes primarily result from the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and on the Company's FX Calls and on cash held in US Dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

The Operating Companies

Summarized proportionate combined financial information for the Operating Companies for the three years ended December 31, 1997 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                                      Year Ended
                                                                     December 31,                 Increase/(Decrease)
                                                                1997               1996       (UK Pound)            %
Service income                                       (UK Pound)100,462   (UK Pound)72,061  (UK Pound)28,401        39.4%
Operating, selling, general and administrative
   expenses                                                     89,051             74,733            14,318        19.2
                                                     -----------------  -----------------
Operating income (loss) before depreciation and
   amortization (a)                                             11,411             (2,672)           14,083         NM
Depreciation and amortization                                   41,593             30,571            11,022        36.1
                                                     -----------------  -----------------
Operating loss                                                 (30,182)           (33,243)           (3,061)       (9.2)
                                                     -----------------  -----------------
Interest expense                                                21,644             18,023             3,621        20.1
Investment income                                               (1,277)            (2,851)           (1,574)      (55.2)
                                                     -----------------  -----------------
Net loss                                             ((UK Pound)50,549) ((UK Pound)48,415)  (UK Pound)2,134         4.4%
                                                     =================  =================

                                                                      Year Ended
                                                                     December 31,                 Increase/(Decrease)
                                                                1996               1995       (UK Pound)            %
Service income                                        (UK Pound)72,061   (UK Pound)47,968  (UK Pound)24,093        50.2%
Operating, selling, general and administrative
   expenses                                                     74,733             60,633            14,100        23.3
                                                     -----------------  -----------------
Operating loss before depreciation and
   amortization (a)                                             (2,672)           (12,665)           (9,993)      (78.9)
Depreciation and amortization                                   30,571             18,924            11,647        61.5
                                                     -----------------  -----------------
Operating loss                                                 (33,243)           (31,589)            1,654         5.2
                                                     -----------------  -----------------
Interest expense                                                18,023             13,807             4,216        30.5
Investment income                                               (2,851)            (3,647)             (796)      (21.8)
                                                     -----------------  -----------------
Net loss                                             ((UK Pound)48,415) ((UK Pound)41,749)  (UK Pound)6,666        16.0%
                                                     =================  =================
-------------

(a) - See Note (1) on page 27.

Due to the similar nature of their operations, the following discussion with respect to the Operating Companies' results of operations for the years ended December 31, 1997, 1996 and 1995 is based on their proportionate combined results of operations. Such proportionate combined results of operations have been derived from the financial statements of the Company and the Equity Investees, after giving effect to the Company's ownership interests in each of the Operating Companies as of December 31, 1997. The Company believes that presentation of proportionate combined financial data, although not in accordance with generally accepted accounting principles, facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable, Cable London and Cambridge Cable (through March 31, 1996) under the equity method. The results of operations of Teesside and Cambridge Cable (subsequent to March 31, 1996) are consolidated with those of the Company.

Proportionate combined service income was (UK Pound)100.5 million, (UK Pound)72.1 million and (UK Pound)48.0 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing increases of (UK Pound)28.4 million from 1996 to 1997 and (UK Pound)24.1 million from 1995 to 1996. Substantially all of the growth in service income during these periods was due to increases in the number of cable communications and telephony subscribers, primarily as a result of additional homes passed. Approximately one-half of the Operating Companies' service income for the years ended December 31, 1997, 1996 and 1995 is derived from monthly subscription charges and approximately one-half of their service income for these periods is derived from usage charges.

Proportionate combined operating, selling, general and administrative expenses were (UK Pound)89.0 million, (UK Pound)74.7 million and (UK Pound)60.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing increases of (UK Pound)14.3 million from 1996 to 1997 and (UK Pound)14.1 million from 1995 to 1996. Substantially all of the increases were attributable to the continued development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers and development of the Operating Companies' franchise areas.

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

Proportionate combined depreciation and amortization expense was (UK Pound)41.6 million, (UK Pound)30.6 million and (UK Pound)18.9 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing increases of (UK Pound)11.0 million from 1996 to 1997 and (UK Pound)11.7 million from 1995 to 1996. These increases were due to certain of the Operating Companies' discrete build areas ending their Prematurity Periods as set out under SFAS No. 51, as well as an increase in the percentage used to calculate depreciation expense as a result of an increased number of subscribers in those discrete franchise areas remaining in their Prematurity Period.

Proportionate combined interest expense was (UK Pound)21.6 million, (UK Pound)18.0 million and (UK Pound)13.8 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing increases of (UK Pound)3.6 million from 1996 to 1997 and (UK Pound)4.2 million from 1995 to 1996. The increases were primarily attributable to additional loans from shareholders and borrowings under credit facilities.

Proportionate combined investment income was (UK Pound)1.3 million, (UK Pound)2.9 million and (UK Pound)3.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing decreases of (UK Pound)1.6 million from 1996 to 1997 and (UK Pound)796,000 from 1995 to 1996. The decreases were attributable to a decrease in the average cash, cash equivalents and restricted cash balances held by the Operating Companies during the respective periods.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Comcast UK Cable Partners Limited

We have audited the accompanying consolidated balance sheet of Comcast UK Cable Partners Limited (a company incorporated in Bermuda) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast UK Cable Partners Limited and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.




Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 27, 1998

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in (UK Pound)000's, except share data)

                                                                               December 31,
                                                                         1997                  1996
ASSETS

CURRENT ASSETS
    Cash and cash equivalents ..................................(UK Pound)37,372     (UK Pound)63,314
    Short-term investments .....................................                               61,466
    Accounts receivable, less allowance for doubtful accounts
       of (UK Pound)2,598 and (UK Pound)1,338 ..................           4,255                2,922
    Other current assets .......................................           5,419                5,359
                                                               -----------------    -----------------
       Total current assets ....................................          47,046              133,061
                                                               -----------------    -----------------

INVESTMENTS IN AFFILIATES ......................................          61,363               69,472
                                                               -----------------    -----------------

PROPERTY AND EQUIPMENT .........................................         315,702              232,112
    Accumulated depreciation ...................................         (33,000)             (13,765)
                                                               -----------------    -----------------
    Property and equipment, net ................................         282,702              218,347
                                                               -----------------    -----------------

DEFERRED CHARGES ...............................................          60,770               60,867
    Accumulated amortization ...................................         (13,985)              (8,379)
                                                               -----------------    -----------------
    Deferred charges, net ......................................          46,785               52,488
                                                               -----------------    -----------------

FOREIGN EXCHANGE PUT OPTIONS AND OTHER, net ....................           7,958               11,002
                                                               -----------------    -----------------

                                                               (UK Pound)445,854    (UK Pound)484,370
                                                               =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses ......................(UK Pound)23,605     (UK Pound)23,086
    Current portion of long-term debt ..........................           1,683                1,463
    Foreign exchange call options ..............................                                4,086
    Due to affiliates ..........................................             920                  676
                                                               -----------------    -----------------
       Total current liabilities ...............................          26,208               29,311
                                                               -----------------    -----------------

LONG-TERM DEBT, less current portion ...........................         234,010              202,626
                                                               -----------------    -----------------

FOREIGN EXCHANGE CALL OPTIONS ..................................           2,688                3,079
                                                               -----------------    -----------------

LONG-TERM DEBT, due to shareholder .............................          11,272               10,322
                                                               -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred shares, (UK Pound).01 par value - authorized,
        10,000,000 shares; issued none
    Class A common shares, (UK Pound).01 par value - authorized,
        50,000,000 shares; issued, 37,231,997 ...................            372                  372
    Class B common shares, (UK Pound).01 par value - authorized,
        50,000,000 shares; issued, 12,872,605 ..................             129                  129
    Additional capital .........................................         358,548              358,548
    Accumulated deficit ........................................        (187,373)            (120,017)
                                                               -----------------    -----------------
       Total shareholders' equity ..............................         171,676              239,032
                                                               -----------------    -----------------
                                                               (UK Pound)445,854    (UK Pound)484,370
                                                               =================    =================

See notes to consolidated financial statements

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in (UK Pound)000's, except per share data)

                                                                              Year Ended December 31,
                                                                      1997             1996              1995
REVENUES
   Service income......................................... (UK Pound)55,603   (UK Pound)31,358    (UK Pound)1,530
   Consulting fee income..................................            1,059              1,070              1,313
                                                           ----------------   ----------------    ---------------
                                                                     56,662             32,428              2,843
                                                           ----------------   ----------------    ---------------
COSTS AND EXPENSES
   Operating..............................................           19,624             12,211                683
   Selling, general and administrative....................           30,850             25,073              7,815
   Management fees........................................            3,204              2,997              3,105
   Depreciation and amortization..........................           25,588             16,700              3,049
                                                           ----------------   ----------------    ---------------
                                                                     79,266             56,981             14,652
                                                           ----------------   ----------------    ---------------

OPERATING LOSS............................................          (22,604)           (24,553)           (11,809)

OTHER (INCOME) EXPENSE
   Interest expense.......................................           25,243             23,627              3,539
   Investment income......................................           (7,259)           (12,555)           (11,758)
   Equity in net losses of affiliates.....................           21,359             18,432             23,677
   Exchange losses (gains) and other......................            5,409            (13,482)             1,695
                                                           ----------------   ----------------    ---------------
                                                                     44,752             16,022             17,153
                                                           ----------------   ----------------    ---------------

NET LOSS..................................................((UK Pound)67,356) ((UK Pound)40,575) ((UK Pound)28,962)
                                                          =================  =================  =================

NET LOSS PER SHARE........................................  ((UK Pound)1.34)    ((UK Pound).84)    ((UK Pound).70)
                                                          =================  =================  =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING............................................           50,105             48,216             41,245
                                                          =================  =================  =================

See notes to consolidated financial statements.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in (UK Pound)000's)

                                                                              Year Ended December 31,
                                                                      1997             1996              1995
OPERATING ACTIVITIES
   Net loss...............................................((UK Pound)67,356) ((UK Pound)40,575) ((UK Pound)28,962)
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
     Depreciation and amortization........................           25,588             16,700              3,049
     Amortization on foreign exchange contracts...........            2,770              2,752                (75)
     Non-cash interest expense............................           24,684             23,209              3,539
     Non-cash investment income...........................           (2,521)            (2,854)            (5,016)
     Exchange losses (gains)..............................            2,852            (18,857)               944
     Equity in net losses of affiliates...................           21,359             18,432             23,677
     Other................................................              991               (199)               619
                                                          -----------------  -----------------  -----------------
                                                                      8,367             (1,392)            (2,225)

     Increase in accounts receivable, other
       current assets and other...........................           (3,447)            (1,154)            (2,658)
     Increase in accounts payable and accrued expenses....              519              1,045             10,002
     Increase (decrease) in due to affiliates.............              244             (1,548)            (4,628)
                                                          -----------------  -----------------  -----------------

         Net cash provided by (used in) operating
                activities................................            5,683             (3,049)               491
                                                          -----------------  -----------------  -----------------

FINANCING ACTIVITIES
   Proceeds from borrowings...............................                                                192,542
   Repayments of debt.....................................           (1,633)            (1,711)
   Debt acquisition costs.................................                                                 (6,089)
   Purchase of foreign exchange put options...............                                                (13,855)
   Proceeds from sales of foreign exchange call options...                               2,125              3,415
   Other..................................................                                                    (53)
                                                          -----------------  -----------------  -----------------
         Net cash (used in) provided by financing
                activities................................           (1,633)               414            175,960
                                                          -----------------  -----------------  -----------------

INVESTING ACTIVITIES
   Acquisition, net of cash acquired......................                             (10,373)
   Proceeds from sales (purchases) of short-term
     investments, net.....................................           61,466             (4,226)           (43,141)
   Capital contributions and loans to affiliates..........           (8,713)           (10,667)           (25,829)
   Capital expenditures...................................          (82,125)           (70,624)           (45,308)
   Additions to deferred charges..........................             (620)              (392)               (59)
                                                          -----------------  -----------------  -----------------

         Net cash used in investing activities............          (29,992)           (96,282)          (114,337)
                                                          -----------------  -----------------  -----------------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS............................................          (25,942)           (98,917)            62,114

CASH AND CASH EQUIVALENTS, beginning of year..............           63,314            162,231            100,117
                                                          -----------------  -----------------  -----------------

CASH AND CASH EQUIVALENTS, end of year.................... (UK Pound)37,372   (UK Pound)63,314  (UK Pound)162,231
                                                          =================  =================  =================


See notes to consolidated financial statements.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)

                                     A Common            B Common               Additional         Accumulated
                                Shares       Amount   Shares     Amount           Capital            Deficit           Total
BALANCE, JANUARY 1, 1995......  28,372 (UK Pound)284  12,873 (UK Pound)129  (UK Pound)287,450   ((UK Pound)50,480)(UK Pound)237,383
  Net loss....................                                                                            (28,962)          (28,962)
  Other.......................                                                            (53)                                  (53)
                                ------ -------------  ------ -------------  -----------------   -----------------  ----------------

BALANCE, DECEMBER 31, 1995....  28,372           284  12,873           129            287,397             (79,442)          208,368
  Net loss....................                                                                            (40,575)          (40,575)
  Shares issued in connection
    with SingTel Transaction..   8,860            88                                   71,151                                71,239
                                ------ -------------  ------ -------------  -----------------   -----------------  ----------------

BALANCE, DECEMBER 31, 1996....  37,232           372  12,873           129            358,548            (120,017)          239,032
  Net loss....................                                                                            (67,356)          (67,356)
                                ------ -------------  ------ -------------  -----------------   -----------------  ----------------

BALANCE, DECEMBER 31, 1997....  37,232 (UK Pound)372  12,873 (UK Pound)129  (UK Pound)358,548  ((UK Pound)187,373)(UK Pound)171,676
                                ====== =============  ====== =============  =================   =================  ================


See notes to consolidated financial statements.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   BUSINESS

     Comcast UK Cable Partners Limited and subsidiaries (the "Company"), a Bermuda company incorporated in 1992, was formed to develop, construct, manage and operate the interests of Comcast Corporation ("Comcast") in the United Kingdom ("UK") cable and telecommunications industry. The Company is a controlled subsidiary of Comcast U.K. Holdings, Inc. ("Holdings"), a Delaware corporation indirectly wholly owned by Comcast. As of December 31, 1997, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest. The Company also owns a 100% interest in Comcast UK Holdings Limited ("UK Holdings"), a company incorporated in Bermuda in December 1997.

     On February 4, 1998, the Company entered into a definitive agreement to amalgamate (the "NTL Transaction") with a wholly owned Bermuda subsidiary of NTL Incorporated ("NTL"). NTL is an alternative telecommunications company in the UK and is listed on Nasdaq. The NTL Transaction is expected to close in 1998, subject to, among other things, the receipt of required Bermuda and UK regulatory approvals, the approval of the Company's and NTL's shareholders, the consent of the Company's and NTL's bondholders, the consent of certain NTL bank lenders and other customary closing matters. Comcast, through Holdings, is the sole holder of the multiple-voting Class B Common Shares of the Company and has agreed to vote for the transaction, assuring its approval by the Company's shareholders. Upon consummation of the NTL Transaction, the Company would become a wholly owned subsidiary of NTL.

     Except in the circumstances described below, the Company's shareholders will receive 0.3745 shares of NTL common stock for each of the Company's Class A Common Shares or Class B Common Shares. If the average closing price of the NTL common stock for a specified period of time prior to the Company's shareholders meeting to approve the NTL Transaction (the "Average Price") is less than $26.70, the Company will have the option to terminate the NTL Transaction, subject to the right of NTL to adjust the exchange ratio such that one share of the Company's Class A Common Shares or Class B Common Shares will be exchanged for a number of shares of NTL common stock equal to $10.00 (based on the Average Price).

     Pursuant to existing arrangements between the Company and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London and Birmingham Cable, Telewest has certain rights (the "Telewest Rights") to acquire either or both of the Company's interests in these systems as a result of the NTL Transaction. However, as described in the following paragraphs, the consummation of the NTL Transaction is not dependent on the resolution of the Telewest Rights.

     If the Telewest Rights have been exercised prior to the closing of the NTL Transaction, the Company's shareholders may receive (at the option of NTL), in lieu of a portion of the consideration allocable to the interest subject to the exercised Telewest Rights, the per share proceeds from the sale of the interest to Telewest (net of taxes on gain on sale), payable in cash or shares of NTL common stock valued at the greater of $30.00 per share or the Average Price at closing (the "Exercise Consideration").

     Similarly, if at closing either of the Telewest Rights have not been exercised and have not been waived or otherwise expired, the Company's shareholders may receive (at the option of NTL), shares of a new class of NTL preferred stock equal to a portion of the consideration allocable to the interest subject to the unexercised Telewest Rights. Any shares of NTL preferred stock would have the same voting and dividend rights as shares of NTL common stock, would be subject to redemption as described below, and would be expected to be listed for trading on Nasdaq. If following closing the Telewest Rights are exercised, the NTL preferred stock will be redeemed for the Exercise Consideration (based on the Average Price at the time of exercise). If the Telewest Rights are resolved without being exercised, the NTL preferred stock will be redeemed for NTL common stock on a one-for-one basis.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     Of the consideration to be received by the Company's shareholders in the NTL Transaction, the parties have allocated 31% to the Company's interest in Cable London and 17% to the Company's interest in Birmingham Cable. However, if either or both of the Telewest Rights are exercised, the actual consideration to be received by the Company's shareholders may be materially different from the portion of the consideration (the "allocable portion") which has been allocated by the parties to the Company's respective interests in Cable London and Birmingham Cable, depending on, among other things, the value of these interests, as finally determined, whether NTL exercises its option to deliver the Exercise Consideration in lieu of the allocable portion and, the amount of any taxes payable by the Company on the sale of these interests.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     Subsidiaries of the Company maintain their books and records in accordance with accounting principles generally accepted in the UK. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as practiced in the United States ("US") and are stated in UK pounds sterling ("UK Pound"). There were no significant differences between accounting principles followed for UK purposes and generally accepted accounting principles practiced in the US. The UK Pound exchange rate as of December 31, 1997 and 1996 was US $1.65 and US $1.71, respectively.

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1997 and 1996, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates. A reasonable estimate of the amounts due to affiliates and long-term debt due to shareholder is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

     Cash Equivalents and Short-term Investments
     Cash equivalents consist principally of commercial paper, time deposits and money market funds with maturities of three months or less when purchased. Short-term investments as of December 31, 1996 consist principally of commercial paper and corporate floating rate notes with maturities greater than three months when purchased. The carrying amounts of the Company's cash equivalents and short-term investments, classified as available for sale securities, approximate their fair values.

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

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

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

     As of December 31, 1997, two of the Company's five franchise areas which are under construction have completed their Prematurity Period. The remaining Prematurity Periods are expected to terminate at various dates in 1998 and 1999.

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

     Depreciation of system assets is provided by the straight-line method over estimated useful lives as follows:

                  Plant                                     15-40 years
                  Network                                      15 years
                  Subscriber equipment                       6-10 years
                  Switch                                       10 years
                  Computers                                     4 years

     Non-system assets

     Depreciation of non-system assets is provided by the straight-line method over estimated useful lives as follows:

                  Buildings                                    40 years
                  Fixtures, fittings and equipment              5 years
                  Vehicles                                      4 years
                  Computers                                     4 years

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Leased Assets
     Assets held under capital leases are treated as if they had been purchased outright and the corresponding liability is included in long-term debt. Capital lease payments include principal and interest, with the interest portion being expensed. Payments on operating leases are expensed on a straight-line basis over the lease term.

     Deferred Charges
     Deferred charges consist primarily of franchise acquisition costs attributable to obtaining, developing and maintaining the franchise licenses of Teesside and Cambridge Cable, debt acquisition costs relating to the sale of approximately $517.3 million principal amount at maturity of the Company's 11.20% Senior Discount Debentures Due 2007 (the "2007 Discount Debentures" - see Note 7) and goodwill arising from the SingTel Transaction (see Note 4). Franchise acquisition costs are being amortized on a straight-line basis over the remaining original lives of the related franchises of 12 to 15 years. Debt acquisition costs are being amortized on a straight-line basis over the term of the 2007 Discount Debentures of 12 years. Goodwill is being amortized on a straight-line basis over the remaining original lives of the related franchises of 11 years.

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

     Stock-Based Compensation
     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting
     Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation expense for stock appreciation rights is recorded annually based on changes in quoted market prices of the Company's stock or other determinants of fair value at the end of the year (see Note 8).

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

     The Company's wholly owned subsidiaries recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of their assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the financial statements in the period of enactment.

     Derivative Financial Instruments
     The Company uses derivative financial instruments, principally foreign exchange option contracts ("FX Options"), to manage its exposure to fluctuations in foreign currency exchange rates. Written FX Options are marked-to-market on a current basis in the Company's consolidated statement of operations (see Note 6).

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     Those instruments that have been entered into by the Company to hedge exposure to foreign currency exchange rate risks are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company's risks relating to foreign currency exchange rates, and, through market value and sensitivity analysis, maintain a high correlation to the underlying value of the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

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

     Net Loss Per Share
     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the years ended December 31, 1997, 1996 and 1995, the Company's potential common shares have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Diluted loss per share for 1997, 1996 and 1995 is antidilutive and, therefore, has not been presented.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1997.

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

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     The following unaudited pro forma information for the years ended December 31, 1996 and 1995 has been presented as if the SingTel Transaction had occurred on January 1, 1995. This unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what results would have been had the Company owned 100% of Cambridge Cable since January 1, 1995 (in thousands, except per share data).

                                                                                 Year Ended December 31,
                                                                                1996              1995
              Revenues........................................          (UK Pound)38,651   (UK Pound)22,859

              Net loss........................................                   (42,300)           (37,616)

              Net loss per share..............................                      (.84)              (.75)

5.   INVESTMENTS IN AFFILIATES

     The Company has historically invested in three affiliates (the "Equity Investees," which term excludes Cambridge Cable as of, and subsequent to March 31, 1996 - see Note 4): Birmingham Cable, Cable London and Cambridge Cable. The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of December 31, 1997, the Company's ownership interest in the Equity Investees is as follows:

                Birmingham Cable................................27.5%
                Cable London....................................50.0%

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

     Included in investments in affiliates as of December 31, 1997 and 1996, are loans to Cable London of (UK Pound)28.5 million and (UK Pound)22.5 million and accrued interest of (UK Pound)6.0 million and (UK Pound)3.6 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank PLC (9.25% effective rate as of December 31, 1997) and are subordinate to Cable London's revolving bank credit facility. Of these loans, (UK Pound)21.0 million as of December 31, 1997 and 1996 are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of December 31, 1997 are loans to Birmingham Cable of (UK Pound)1.9 million and accrued interest of (UK Pound)133,000. The Birmingham Cable loans accrue interest at a fixed rate of 7.80% and are subordinate to Birmingham Cable's credit facility. Loans to Cambridge Cable and related accrued interest have been eliminated in consolidation subsequent to the SingTel Transaction (see Note 4).

     In February 1995, a subsidiary of Birmingham Cable issued 175,000 cumulative (UK Pound)1.00 redeemable five year term preference shares for a paid up value of (UK Pound)175.0 million. Also in February 1995, Birmingham Cable entered into a (UK Pound)175.0 million five year revolving credit facility (the "Birmingham Facility") which provided for conversion into a five year term loan on March 31, 2000. In March 1997, the terms of the Birmingham Facility were amended to extend the maturity of the term loan to December 31, 2005 and to amend the required cash flow levels (as defined) and certain other terms. Interest rates on the Birmingham Facility are at the London Interbank Offered Rate ("LIBOR") plus 5/8% to 2 1/4%.

     In July 1997, the preference shareholder exercised its option to require Birmingham Cable to purchase its shareholding. Birmingham Cable funded the redemption of the preference shares with the proceeds from the Birmingham Facility and restricted cash and settled its five year (UK Pound)175.0 million interest rate exchange agreement with Barclays Bank PLC. The balance of the Birmingham Facility will be used, subject to certain restrictions, for capital expenditures and working capital requirements relating to the build-out of its systems. The preference shares had an effective dividend rate, including Advanced Corporation Tax ("ACT"), of 8.00%.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     The Birmingham Facility contains restrictive covenants which limit Birmingham Cable's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain minimum build requirements, financial ratios and cash flow levels be maintained and contain restrictions on dividend payments. Birmingham Cable's three principal shareholders' (including the Company) right to receive consulting fee payments from Birmingham Cable has been subordinated to the banks under the Birmingham Facility. The payment of consulting fees is restricted until Birmingham Cable meets certain financial ratio tests under the Birmingham Facility. Birmingham Cable has pledged the shares of its material subsidiaries to secure the Birmingham Facility. Upon a change of control, all amounts due under the Birmingham Facility become immediately due and payable. The consummation of the NTL Transaction will not result in a change of control as defined in the Birmingham Facility.

     In May 1997, Cable London entered into a (UK Pound)170.0 million revolving credit facility (the "London Revolver") with various banks, which converts into a five year term loan on June 30, 2001. Interest rates on the London Revolver are at LIBOR plus 1/2% to 2 3/8%. In May 1997, Cable London repaid all amounts outstanding under its existing credit facility with proceeds from borrowings under the London Revolver. The balance of the London Revolver will be used, subject to certain restrictions, for capital expenditures and working capital requirements relating to the build-out of its systems.

     The London Revolver contains restrictive covenants which limit Cable London's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain financial ratios and cash flow levels be maintained and contain certain restrictions on dividend payments. The Company's right to receive consulting fee payments from Cable London has been subordinated to the banks under the London Revolver. The payment of consulting fees is restricted until Cable London meets certain financial ratio tests under the London Revolver. In addition, the Company's shares in Cable London have been pledged to secure the London Revolver. Upon a change of control, all amounts due under the London Revolver become immediately due and payable. The consummation of the NTL Transaction will not result in a change of control as defined in the London Revolver.

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

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     Summarized financial information for affiliates accounted for under the equity method for 1997, 1996 and 1995, is as follows:

                                              Birmingham          Cable          Cambridge
                                                 Cable            London          Cable (1)       CPP-1 (2)           Combined
                                             (UK Pound)000    (UK Pound)000   (UK Pound)000    (UK Pound)000       (UK Pound)000
YEAR ENDED DECEMBER 31, 1997
Results of operations
     Service income...................      (UK Pound)67,166  (UK Pound)52,816  (UK Pound)        (UK Pound)      (UK Pound)119,982
     Operating, selling, general and
       administrative expenses........               (56,564)          (45,787)                                            (102,351)
     Depreciation and amortization....               (26,427)          (19,740)                                             (46,167)
     Operating loss...................               (15,825)          (12,711)                                             (28,536)
     Net loss.........................               (30,826)          (25,168)                                             (55,994)
     Company's equity in net loss.....                (8,616)          (12,743)                                             (21,359)

AT DECEMBER 31, 1997
Financial position
     Current assets...................                11,424            10,340                                               21,764
     Noncurrent assets................               248,611           185,353                                              433,964
     Current liabilities..............                22,293            22,902                                               45,195
     Noncurrent liabilities...........               165,413           173,038                                              338,451

YEAR ENDED DECEMBER 31, 1996
Results of operations
     Service income...................                52,472            40,091           6,401                               98,964
     Operating, selling, general and
       administrative expenses........               (44,476)          (39,135)         (6,366)                             (89,977)
     Depreciation and amortization....               (19,690)          (14,862)         (2,168)                             (36,720)
     Operating loss...................               (11,694)          (13,906)         (2,133)                             (27,733)
     Net loss.........................               (20,378)          (21,241)         (4,419)                             (46,038)
     Company's equity in net loss.....                (5,671)          (10,551)         (2,210)                             (18,432)

AT DECEMBER 31, 1996
Financial position
     Current assets...................                70,531            10,217                                               80,748
     Noncurrent assets................               255,115           159,906                                              415,021
     Current liabilities..............                33,628            85,183                                              118,811
     Noncurrent liabilities...........               188,863            60,831                                              249,694

YEAR ENDED DECEMBER 31, 1995
Results of operations
     Service income...................                39,004            30,277          20,585              1,088            90,954
     Operating, selling, general and
       administrative expenses........               (35,894)          (33,238)        (26,273)            (5,673)         (101,078)
     Depreciation and amortization....               (14,455)          (10,847)         (7,150)               (34)          (32,486)
     Operating loss...................               (11,345)          (13,808)        (12,838)            (4,619)          (42,610)
     Net loss.........................               (14,279)          (17,675)        (20,398)            (5,388)          (57,740)
     Company's equity in net loss.....                (3,922)           (8,657)        (10,200)              (898)          (23,677)

---------------
     (1) 1996 results of operations information for Cambridge Cable is for the three months ended March 31, 1996 (see Note 4).
     (2) 1995 results of operations information for CPP-1 is for the six months ended June 30, 1995.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

6.   FOREIGN CURRENCY RISK MANAGEMENT

     The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to this exposure, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses.

     The Company has entered into certain FX Options as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound) (principally the 2007 Discount
     Debentures - see Note 7) are adversely affected by changes in exchange rates. As of December 31, 1997 and 1996, the Company had (UK Pound)250.0 million notional amount of FX Puts to purchase US dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9 million are included in foreign exchange put options and other in the Company's consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years. As of December 31, 1997 and 1996, the FX Puts had carrying values of (UK Pound)8.0 million and (UK Pound)10.7 million, respectively. The estimated fair value of the FX Puts was (UK Pound)3.2 million as of both December 31, 1997 and 1996. The difference between the carrying amount and the estimated fair value of the FX Puts was not significant as of December 31, 1995.

     In 1995, in order to reduce hedging costs, the Company sold foreign exchange call option contracts ("FX Calls") to exchange (UK Pound)250.0 million notional amount and received (UK Pound)3.4 million. These contracts may only be settled on their expiration dates. Of these contracts, (UK Pound)200.0 million notional amount, with an exchange ratio of $1.70 per (UK Pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (UK Pound)50.0 million notional amount and an exchange ratio of $1.62 per (UK Pound)1.00, has a settlement date in November 2000. In the fourth quarter of 1996, in order to continue to reduce hedging costs, the Company sold additional FX Calls for (UK Pound)2.1 million, to exchange (UK Pound)200.0 million notional amount at an average exchange ratio of $1.75 per (UK Pound)1.00. These contracts expired unexercised in the fourth quarter of 1997. The FX Calls are marked-to-market on a current basis in the Company's consolidated statement of operations.

     As of December 31, 1997 and 1996, the estimated fair value of the liabilities related to the FX Calls, as recorded in the Company's consolidated balance sheet, was (UK Pound)2.7 million and (UK Pound)7.2 million, respectively. Changes in fair value between measurement dates relating to the FX Calls resulted in exchange gains of (UK Pound)4.5 million during the year ended December 31, 1997 and exchange losses of (UK Pound)1.3 million during the year ended December 31, 1996 in the Company's consolidated statement of operations. There were not significant exchange gains or losses relating to these contracts for the year ended December 31, 1995.

7.   LONG-TERM DEBT

     2007 Discount Debentures
     In November 1995, the Company received net proceeds of approximately $291.1 million ((UK Pound)186.9 million) from the sale of its 2007 Discount Debentures in a public offering ($517.3 million principal at maturity). Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The accreted value of the 2007 Discount Debentures was (UK Pound)229.2 million and (UK Pound)198.1 million as of December 31, 1997 and 1996, respectively.

     The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to enter into arrangements for the sale of assets, mergers, the incurrence of additional debt and the payment of dividends. The

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     Company was in compliance with such restrictive covenants as of December 31, 1997. Consummation of the NTL Transaction (see Note 1) is subject to consent of the Company's bondholders.

     UK Holdings Credit Facility
     On December 23, 1997, UK Holdings entered into a loan agreement (the "UK Holdings Agreement") with a consortium of banks to provide financing under a credit facility (the "UK Holdings Credit Facility") up to a maximum of (UK Pound)200.0 million. Under the terms of the UK Holdings Agreement, borrowings under the UK Holdings Credit Facility are guaranteed by Teesside and Cambridge Cable.

     On January 14, 1998, UK Holdings borrowed (UK Pound)75.0 million under Tranche A of the UK Holdings Credit Facility. Of this initial borrowing, (UK Pound)50.4 million was paid to the Company as a dividend and (UK
     Pound)17.8 million was used to fund capital expenditures and working capital requirements at Cambridge Cable and Teesside. Amounts available under the UK Holdings Credit Facility will be reduced each quarter in varying amounts beginning March 31, 2000 and continuing through December 31, 2000. The UK Holdings Credit Facility bears interest at a rate per annum equal to LIBOR plus 1/2% to 2 1/4%.

     The UK Holdings Credit Facility contains restrictive covenants which limit UK Holdings' ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain financial ratios and cash flow levels be maintained and contain certain restrictions on dividend payments. The Company's right to receive consulting fee payments from Cambridge Cable and Teesside has been subordinated to the banks under the UK Holdings Credit Facility. In addition, the Company's shares in UK Holdings have been pledged to secure the UK Holdings Credit Facility.

     The consummation of the NTL Transaction will result in a change in control, as defined in the UK Holdings Credit Facility. Upon a change in control, all amounts outstanding under the UK Holdings Credit Facility will become immediately due and payable.

     Other
     As of December 31, 1997 and 1996, Cambridge Cable has two outstanding bank loans totaling (UK Pound)505,000 and (UK Pound)533,000, respectively, which are included in long-term debt. These bank loans are secured by Cambridge Cable's land and buildings in Cambridge and Bishop Stortford and are payable in quarterly installments through April 2000 and bear interest at a weighted average fixed rate of 9.35%. Also included in long-term debt are capital lease obligations of Cambridge Cable and Teesside (see Note 12).

     Maturities of long-term debt outstanding, including long-term debt, due to shareholder (see Note 9), as of December 31, 1997 for the four years after 1998 are as follows (in (UK Pound)000's):

                       1999               (UK Pound)12,658
                       2000                            665
                       2001                            528
                       2002                            498

     The Company's long-term debt, excluding long-term debt due to shareholder, had estimated fair values of (UK Pound)259.6 million and (UK Pound)219.7 million as of December 31, 1997 and 1996, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

8.   STOCK OPTION/SAR PLANS

     The Company implemented a Stock Appreciation Rights ("SARs") plan during 1995 for certain outside directors under which the terms of the SARs granted are determined by the Compensation Committee of the Board of Directors (the "SAR Plan"). Under the SAR Plan, eligible participants are entitled to receive a cash payment from the Company equal to 100% of the excess, if any, of the fair market value of a share of the Company's Class A

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     Common Shares at the time of exercise over the fair market value of such a share at the grant date. Under the SAR Plan, a total of 50,000 SARs may be granted. The SARs have a term of ten years from the date of grant and are immediately exercisable. No SARs were granted in 1997. A total of 6,000 and 15,000 SARs were granted in 1996 and 1995, respectively and 14,000 SARs were outstanding at December 31, 1997, all exercisable. The fair value of the Company's Class A Common Stock at the grant date of the SARs was $12.63 and $16.25 for 1996 and 1995 grants, respectively. Compensation expense recorded during the year ended December 31, 1996 was not significant. No compensation expense was recognized during the years ended December 31, 1997 and December 31, 1995 as the exercise price of the SARs was not less then the fair value of a share of the Company's Class A Common Shares.

     The Company implemented a qualified stock option plan during 1995 for certain employees, officers and directors, under which the option prices and other terms are determined by the Compensation Committee of the Board of Directors (the "Option Plan"). Under the Option Plan, not more than 250,000 of the Company's Class A Common Shares may be issued pursuant to the plan upon exercise of qualified stock options. All options must be granted within ten years from the date of adoption of the Option Plan, with options becoming exercisable over four years from the date of grant. A total of 20,250 options, with an exercise price of $12.63, were granted in 1996 and are outstanding (none exercisable) at December 31, 1997. No options were granted in 1997 or 1995. No compensation expense has been recognized under the Option Plan as the exercise price of the grants was not less than the fair market value of the shares at the grant date. The fair value of the options granted in 1996 was not significant.

9.   RELATED PARTY TRANSACTIONS

     Comcast U.K. Consulting, Inc. ("UK Consulting"), a wholly owned subsidiary of the Company, earns consulting fee income under consulting agreements with the Equity Investees. The consulting fee income is generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas.

     The Company's right to receive consulting fee payments from Birmingham Cable and Cable London has been subordinated to the banks under their credit facilities. Accordingly, a portion of these fees have been classified as long-term receivables and are included in investments in affiliates in the Company's consolidated balance sheet. In addition, the Company's shares in Cable London have been pledged to secure amounts outstanding under the London Revolver.

     Management fee expense is incurred under agreements between the Company on the one hand, and Comcast, the Company's controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. As of December 31, 1997 and 1996, due to affiliates consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     Investment income includes (UK Pound)2.5 million, (UK Pound)2.9 million and (UK Pound)5.0 million of interest income in 1997, 1996 and 1995, respectively, relating to the loans to Birmingham Cable, Cable London and Cambridge Cable described in Note 5.

     Long-term debt, due to shareholder consists of 9% Subordinated Notes payable to Holdings (the "Notes") which are due in 1999. During the years ended December 31, 1997, 1996 and 1995, interest expense on the Notes was (UK Pound)950,000, (UK Pound)870,000 and (UK Pound)800,000, respectively.

     In management's opinion, the foregoing transactions were entered into on terms no more or less favorable than those with non-affiliated parties.

10.  INCOME TAXES

     The Company's wholly owned subsidiaries have a deferred tax asset arising from the carryforward of net operating losses and the differences between the book and tax basis of property. However, a valuation allowance has been recorded to fully reserve the deferred tax asset as its realization is uncertain.

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     Significant components of deferred income taxes are as follows (in (UK Pound)000's):

                                                                                   December 31,
                                                                               1997                1996
         Net operating loss carryforwards
           (carried forward indefinitely)............................  (UK Pound)14,382     (UK Pound)13,485
         Differences between book and tax
           basis of property.........................................             7,959                1,024
         Other.......................................................               321                  170
         Less: Valuation allowance...................................           (22,662)             (14,679)
                                                                       ----------------     ----------------
                                                                       (UK Pound)           (UK Pound)
                                                                       ================     ================

11.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of approximately (UK Pound)559,000 and (UK Pound)418,000 during the years ended December 31, 1997 and 1996, respectively. There were no cash interest payments made during the year ended December 31, 1995.

     The Company's wholly owned subsidiaries incurred capital lease obligations of (UK Pound)2.1 million, (UK Pound)1.2 million and (UK Pound)490,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

12.  COMMITMENTS AND CONTINGENCIES

     Certain of the Company's facilities and equipment are held under operating or capital leases which expire through 2008.

     A summary of assets held under capital lease are as follows (in (UK Pound)000's):

                                                                                December 31,
                                                                           1997              1996
         Land, buildings and equipment...............................  (UK Pound)10,735  (UK Pound)8,605
         Less: Accumulated depreciation..............................            (3,165)            (834)
                                                                       ----------------  ---------------
                                                                       (UK Pound) 7,570  (UK Pound)7,771
                                                                       ================  ===============

     Future minimum rental payments under lease commitments with an initial or remaining term of more than one year of December 31, 1997 are as follows (in (UK Pound)000's):

                                                                          Capital          Operating
                                                                          leases            leases
         1998........................................................  (UK Pound)2,191  (UK Pound)1,580
         1999........................................................            1,753              969
         2000........................................................              902              283
         2001........................................................              706               63
         2002........................................................              629               63
         Thereafter..................................................            1,731               36
                                                                       ---------------  ---------------
         Total minimum rental commitments............................  (UK Pound)7,912  (UK Pound)2,994
                                                                                        ===============
         Less: Amount representing interest..........................           (1,874)
                                                                       ---------------
         Present value of minimum rental commitments.................            6,038
         Less: Current portion of capital lease obligations..........           (1,660)
                                                                       ---------------
         Long-term portion of capital lease obligations..............  (UK Pound)4,378
                                                                       ===============

COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Concluded)

     Operating  lease  expense for the years ended  December 31, 1997,  1996 and
     1995  was  (UK   Pound)1.7   million,   (UK   Pound)1.5   million  and  (UK
     Pound)328,000, respectively.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                    First          Second            Third           Fourth               Total
                                                   Quarter       Quarter (1)        Quarter        Quarter (2)            Year
                                                                  ((UK Pound)000, except per share data)
     1997
     Revenues.............................  (UK Pound)12,351 (UK Pound)13,350  (UK Pound)14,241 (UK Pound)16,720 (UK Pound)56,662
     Operating loss.......................            (6,543)          (6,364)           (5,679)          (4,018)         (22,604)
     Equity in net losses of affiliates...            (5,152)          (5,162)           (5,195)          (5,850)         (21,359)
     Net loss.............................           (20,540)         (13,108)          (20,682)         (13,026)         (67,356)
     Net loss per share...................              (.41)            (.26)             (.41)            (.26)           (1.34)

     1996

     Revenues.............................   (UK Pound)2,334  (UK Pound)9,452  (UK Pound)10,090 (UK Pound)10,552 (UK Pound)32,428
     Operating loss.......................            (3,765)          (6,128)           (7,398)          (7,262)         (24,553)
     Equity in net losses of affiliates...            (5,698)          (3,942)           (4,166)          (4,626)         (18,432)
     Net loss.............................           (11,987)         (11,292)          (14,571)          (2,725)         (40,575)
     Net loss per share...................              (.28)            (.22)             (.30)            (.04)            (.84)
---------------

(1) The Company began consolidating Cambridge Cable effective March 31, 1996.

(2) The fourth quarter of 1996 net loss includes (UK Pound)12.9 million of foreign currency exchange rate gains resulting from fluctuations in the foreign currency exchange rate.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Birmingham Cable Corporation Limited

We have audited the accompanying consolidated balance sheet of Birmingham Cable Corporation Limited (a company incorporated in the United Kingdom) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Birmingham Cable Corporation Limited and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.




Deloitte & Touche

Birmingham, England
February 27, 1998 (March 16, 1998 as to Note 3)

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in (UK Pound)000's, except share data)

                                                                                            December 31,
                                                                                   1997                      1996
ASSETS

CURRENT ASSETS
    Cash and cash equivalents.....................................        (UK Pound)2,254           (UK Pound)7,689
    Restricted cash...............................................                                           53,000
    Accounts receivable, less allowance for doubtful accounts of
       (UK Pound)4,834 and (UK Pound)2,360........................                  6,326                     4,809
    Interest receivable...........................................                                            2,016
    Other current assets..........................................                  2,844                     3,017
                                                                        -----------------         -----------------

          Total current assets....................................                 11,424                    70,531
                                                                        -----------------         -----------------

RESTRICTED CASH...................................................                                           22,000
                                                                        -----------------         -----------------

PROPERTY AND EQUIPMENT............................................                310,111                   269,665
    Accumulated depreciation......................................                (74,214)                  (49,961)
                                                                        -----------------         -----------------
    Property and equipment, net...................................                235,897                   219,704
                                                                        -----------------         -----------------

DEFERRED CHARGES..................................................                 18,112                    16,890
    Accumulated amortization......................................                 (5,398)                   (3,479)
                                                                        -----------------         -----------------
    Deferred charges, net.........................................                 12,714                    13,411
                                                                        -----------------         -----------------

                                                                        (UK Pound)260,035         (UK Pound)325,646
                                                                        =================         =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses.........................       (UK Pound)18,997          (UK Pound)24,381
    Accrued interest..............................................                  1,611                     7,398
    Current portion of capital lease obligations..................                  1,685                     1,849
                                                                        -----------------         -----------------

          Total current liabilities...............................                 22,293                    33,628
                                                                        -----------------         -----------------

LONG-TERM DEBT....................................................                140,000
                                                                        -----------------         -----------------

CAPITAL LEASE OBLIGATIONS, less current portion...................                 13,539                    11,625
                                                                        -----------------         -----------------

LONG-TERM DEBT, due to shareholders...............................                  7,492
                                                                        -----------------         -----------------

OTHER LIABILITIES.................................................                  4,382                     2,238
                                                                        -----------------         -----------------

COMMITMENTS AND CONTINGENCIES

PREFERENCE SHARES.................................................                                          175,000
                                                                        -----------------         -----------------

SHAREHOLDERS' EQUITY
    Ordinary shares, (UK Pound)1.00 par value - authorized, 60,000,000
       shares; issued, 51,073,486.................................                 51,073                    51,073
    Additional capital............................................                112,399                   112,399
    Accumulated deficit...........................................                (91,143)                  (60,317)
                                                                        -----------------         -----------------
          Total shareholders' equity..............................                 72,329                   103,155
                                                                        -----------------         -----------------
                                                                        (UK Pound)260,035         (UK Pound)325,646
                                                                        =================         =================

See notes to consolidated financial statements.

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in (UK Pound)000's)


                                                                             Year Ended December 31,
                                                                     1997             1996              1995
SERVICE INCOME............................................(UK Pound)67,166  (UK Pound)52,472  (UK Pound)39,004
                                                          ----------------  ----------------  ----------------

COSTS AND EXPENSES
   Operating .............................................          28,942            20,912            16,358
   Selling, general and administrative....................          27,622            23,564            19,536
   Depreciation and amortization..........................          26,427            19,690            14,455
                                                          ----------------  ----------------  ----------------
                                                                    82,991            64,166            50,349
                                                          ----------------  ----------------  ----------------

OPERATING LOSS............................................         (15,825)          (11,694)          (11,345)

INTEREST EXPENSE..........................................          17,500            17,202            13,993

INVESTMENT INCOME.........................................          (2,499)           (8,518)          (11,059)
                                                          ----------------  ----------------  ----------------

NET LOSS.................................................((UK Pound)30,826)((UK Pound)20,378)((UK Pound)14,279)
                                                          ================ =================  ================

See notes to consolidated financial statements.

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in (UK Pound)000's)

                                                                              Year Ended December 31,
                                                                      1997             1996              1995
OPERATING ACTIVITIES
   Net loss.................................................... ((UK Pound)30,826) ((UK Pound)20,378) ((UK Pound)14,279)
   Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
     Depreciation and amortization ............................            26,427             19,690             14,455
     Non-cash interest expense ................................               492
                                                                -----------------  -----------------  -----------------
                                                                           (3,907)              (688)               176
     Decrease (increase) in accounts receivable,
       interest receivable and other current assets ...........               672              4,939             (7,438)
     (Decrease) increase in accounts payable and
       accrued expenses, accrued interest and other liabilities            (9,027)            10,559              6,469
                                                                -----------------  -----------------  -----------------

         Net cash (used in) provided by operating activities ..           (12,262)            14,810               (793)
                                                                -----------------  -----------------  -----------------

FINANCING ACTIVITIES
   Proceeds from borrowings ...................................           140,000                               175,000
   Loans from shareholders ....................................             7,000
   Debt acquisition costs .....................................                                                  (2,977)
   Redemption of preference shares ............................          (175,000)
   Repayment of capital leases ................................            (2,316)            (1,161)              (220)
                                                                -----------------  -----------------  -----------------

         Net cash (used in) provided by financing activities ..           (30,316)            (1,161)           171,803
                                                                -----------------  -----------------  -----------------

INVESTING ACTIVITIES
   Restricted cash ............................................            75,000             39,000           (114,000)
   Capital expenditures .......................................           (36,635)           (56,492)           (47,999)
   Deferred charges ...........................................            (1,222)              (991)              (601)
                                                                -----------------  -----------------  -----------------

         Net cash provided by (used in) investing activities ..            37,143            (18,483)          (162,600)
                                                                -----------------  -----------------  -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............            (5,435)            (4,834)             8,410

CASH AND CASH EQUIVALENTS, beginning of year ..................             7,689             12,523              4,113
                                                                -----------------  -----------------  -----------------

CASH AND CASH EQUIVALENTS, end of year.........................   (UK Pound)2,254    (UK Pound)7,689   (UK Pound)12,523
                                                                =================  =================  =================


See notes to consolidated financial statements.

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in (UK Pound)000's)

                                                       Ordinary         Additional       Accumulated
                                                        Shares            Capital          Deficit            Total
BALANCE, JANUARY 1, 1995.....................     (UK Pound)51,073 (UK Pound)112,399 ((UK Pound)25,660) (UK Pound)137,812
     Net loss................................                                                  (14,279)           (14,279)
                                                  ---------------- ----------------- -----------------  -----------------

BALANCE, DECEMBER 31, 1995...................               51,073           112,399           (39,939)           123,533
     Net loss................................                                                  (20,378)           (20,378)
                                                  ---------------- ----------------- -----------------  -----------------

BALANCE, DECEMBER 31, 1996...................               51,073           112,399           (60,317)           103,155
     Net loss................................                                                  (30,826)           (30,826)
                                                  ---------------- ----------------- -----------------  -----------------

BALANCE, DECEMBER 31, 1997...................     (UK Pound)51,073 (UK Pound)112,399 ((UK Pound)91,143)  (UK Pound)72,329
                                                  ================ =================  ================   ================


See notes to consolidated financial statements.

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   BUSINESS

     Birmingham Cable Corporation Limited, a company incorporated in the United Kingdom ("UK"), and subsidiaries (the "Company") is principally engaged in the development, construction, management and operation of cable telecommunications systems. The Company holds two franchises in Birmingham/Solihull and Wythall, England.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     The Company maintains its books and records in accordance with accounting principles generally accepted in the UK. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as practiced in the United States ("US") and are stated in UK pounds sterling ("UK Pound"). There were no significant differences between accounting principles followed for UK purposes and generally accepted accounting principles practiced in the US. The UK Pound exchange rate as of December 31, 1997 and 1996 was US $1.65 and US $1.71, respectively.

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1997 and 1996, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     Cash, Cash Equivalents and Restricted Cash
     Cash, cash equivalents and restricted cash as of December 31, 1996 included cash held on deposit as part of a (UK Pound)175.0 million financing arrangement entered into by the Company in 1995. In July 1997 this arrangement was restructured and the restricted cash was used, together with proceeds from the Birmingham Facility, to redeem the preference shares (see Note 3).

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

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

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

     As of December 31, 1997, all of the Company's seven discrete build areas have completed their Prematurity Period.

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

     Depreciation of system assets is provided by the straight-line method over estimated useful lives as follows:

                  Plant                                     15-40 years
                  Network                                      15 years
                  Subscriber equipment                       6-10 years
                  Switch                                       10 years
                  Computers                                     4 years

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

     Deferred Charges
     Deferred charges consist primarily of franchise acquisition and development costs directly attributable to obtaining, developing and maintaining the franchise licenses. Franchise acquisition and development costs have been allocated evenly between each build area and are amortized, by build area, on a straight-line basis, over the lives of the franchises of 15 to 23 years.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

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

     Those instruments that have been entered into by the Company to hedge exposure to interest rate risks are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company's risks relating to interest rates and, through market value and sensitivity analysis, maintain a high correlation to the interest expense or underlying value of the hedged item.

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

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1997.

3.   LONG-TERM DEBT AND PREFERENCE SHARES

     In February 1995, a subsidiary of the Company issued 175,000 cumulative (UK Pound)1.00 redeemable five year term preference shares for a paid up value of (UK Pound)175.0 million. Also in February 1995, the Company entered into a (UK Pound)175.0 million five year revolving credit facility (the "Birmingham Facility") which provided for conversion into a five year term loan on March 31, 2000. In March 1997, the terms of the Birmingham Facility were amended to extend the maturity of the term loan to December 31, 2005 and to amend the required cash flow levels (as defined) and certain other terms. Interest rates on the Birmingham Facility are at the London Interbank Offered Rate ("LIBOR") plus 5/8% to 2 1/4%.

     In July 1997, the preference shareholder exercised its option to require the Company to purchase its shareholding. The Company funded the redemption of the preference shares with the proceeds from the Birmingham Facility and restricted cash and settled its five year (UK Pound)175.0 million interest rate exchange agreement with Barclays Bank PLC. The balance of the Birmingham Facility will be used, subject to certain restrictions, for capital expenditures and working capital requirements relating to the build-out of its systems. The preference shares had an effective dividend rate, including Advanced Corporation Tax ("ACT"), of 8.00%.

     The Birmingham Facility contains restrictive covenants which limit the Company's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain minimum build requirements, financial ratios and cash flow levels be maintained and contain restrictions on dividend payments. The Company's three principal shareholders' right to receive consulting fee payments from the Company has been subordinated to the banks under the Birmingham Facility. The payment of consulting fees is restricted until the Company meets certain financial ratio tests under the

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     Birmingham Facility. The Company has pledged the shares of its material subsidiaries to secure the Birmingham Facility. Upon a change of control, all amounts due under the Birmingham Facility become immediately due and payable. On February 4, 1998, Comcast UK Cable Partners Limited ("Comcast UK"), one the Company's principal shareholders, entered into a definitive agreement to amalgamate (the "NTL Transaction") with a wholly owned subsidiary of NTL Incorporated. The consummation of the NTL Transaction will not result in a change of control as defined in the Birmingham Facility.

     The Company enters into Swaps as a normal part of its risk management efforts to limit its exposure to adverse fluctuations in interest rates. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. In conjunction with the Birmingham Facility, a subsidiary of the Company and Barclays Bank PLC entered into a five year (UK Pound)175.0 million Swap, whereby the subsidiary receives fixed interest at a rate of 8.83% and pays floating rate interest at the six month LIBOR. The (UK Pound)175.0 million Swap was settled in July 1997 along with the redemption of the preference shares (see above). In addition, a subsidiary of the Company entered into a second series of five year Swaps with three banks. Under the agreements, the subsidiary pays fixed rate interest at 9.20% and receives floating rate interest at six month LIBOR, based upon the outstanding notional amount of the Swaps. As of December 31, 1997 and 1996, the notional amount outstanding on the second series of Swaps was (UK Pound)149.0 million and (UK Pound)106.0 million, respectively, and increased to (UK Pound)160.0 million on January 2, 1998. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. While Swaps represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1997, 1996 and 1995 was not significant. The estimated amount to settle the Company's Swaps was a liability of (UK Pound)7.5 million and a receivable of (UK Pound)168,000 as of December 31, 1997 and 1996, respectively.

     On March 16, 1998, the Company's shareholders loaned (UK Pound)7.0 million to the Company in the form of Junior Subordinated Debt, as defined in the Birmingham Facility. The proceeds from this borrowing were used to settle the Swaps described above. Additionally, on March 16, 1998 a subsidiary of the Company entered into a (UK Pound)160.0 million notional amount two year Swap with three banks. Under the terms of this Swap, the subsidiary pays fixed rate interest at 7.23% and receives floating rate interest at six month LIBOR, based upon the notional amount.

     Maturities of long-term debt outstanding as of December 31, 1997 for the four years after 1998 are as follows ((UK Pound)000's):

                          1999               (UK Pound)
                          2000                          7,000
                          2001                         14,000
                          2002                         21,000

     The differences between the carrying amounts and estimated fair value of the Company's long-term debt was not significant as of December 31, 1997 and 1996. Interest rates that are currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

4.   LONG-TERM DEBT, DUE TO SHAREHOLDERS

     As of December 31, 1997, the Company had outstanding loans from shareholders of (UK Pound)7.0 million and accrued interest thereon of (UK Pound)492,000. The loans from shareholders bear interest at a fixed rate of 7.8% and are payable on demand. Under the terms of the Birmingham Facility, however, principal and interest on the loans from shareholders cannot be paid until the Birmingham Facility is repaid. Thus, the loans from shareholders and accrued interest thereon have been classified as long-term in the Company's consolidated balance sheet. A reasonable estimate of the fair value of the loans from shareholders is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


5.   RELATED PARTY TRANSACTIONS

     The Company has consulting agreements with Comcast U.K. Consulting, Inc. ("Comcast Consulting") and Telewest Communications Group Ltd., subsidiaries of two of the Company's principal shareholders, Comcast UK and Telewest Communications plc ("Telewest"), respectively. The Company also has a consulting agreement with General Cable, the Company's other principal shareholder. The Company pays a fee to Telewest each year as a contribution to the operating expenses and capital expenditures of Telewest's Network Service Center, which provides telephony support to the Company. The Company has a telephony interconnect agreement with Telewest, whereby certain telephony traffic is routed via Telewest. These interconnect costs are included in "other" below.

     A summary of related party charges included in the Company's consolidated financial statements is as follows (in (UK Pound)000's):

                                                                          Year Ended December 31,
                                                                    1997              1996              1995
           Consulting fees                                    (UK Pound)1,511  (UK Pound)1,326   (UK Pound)1,070
           Network Service Center fees                                    711              814               680
           Other                                                        1,151              109                 6
                                                              ---------------  ---------------   ---------------
                                                              (UK Pound)3,373  (UK Pound)2,249   (UK Pound)1,756
                                                              ===============  ===============   ===============

     As of December 31, 1997 and 1996, accounts payable and accrued expenses include (UK Pound)1.4 million and (UK Pound)2.3 million, respectively, payable to the Company's three principal shareholders, principally for consulting fees and normal operating expenses paid by the shareholders and their affiliates on behalf of the Company. As of December 31, 1997 and 1996, other long-term liabilities includes (UK Pound)3.9 million and (UK Pound)1.3 million, respectively, of consulting fees payable to the Company's three principal shareholders as payment is restricted under the Birmingham Facility.

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

     Significant components of the Company's deferred income taxes are as follows (in (UK Pound)000's):

                                                                                                 December 31,
                                                                                            1997             1996
         Net operating loss carryforwards (carried forward indefinitely)..............  (UK Pound)3,253  (UK Pound)3,218
         Differences between book and tax basis of property...........................            7,880            6,916
         Less: Valuation allowance....................................................          (11,133)         (10,134)
                                                                                        ---------------   --------------
                                                                                        (UK Pound)       (UK Pound)
                                                                                        ===============   ==============

BIRMINGHAM CABLE CORPORATION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Concluded)


     In connection with the Birmingham Facility and the related preference share arrangement (see Note 3), the Company is obligated to pay ACT on all preference share dividends. Related ACT for 1997, 1996 and 1995 was (UK Pound)1.4 million, (UK Pound)2.8 million and (UK Pound)2.5 million, respectively, and has been classified as a component of interest expense in the Company's consolidated statement of operations. ACT may be carried forward indefinitely to offset potential future tax liabilities of the Company.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest and preferred stock dividends of approximately (UK Pound)43.0 million, (UK Pound)31.2 million and (UK Pound)11.3 million during the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company incurred capital lease obligations of (UK Pound)4.1 million, (UK Pound)5.0 million and (UK Pound)4.6 million during the years ended December 31, 1997, 1996 and 1995, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     Certain of the Company's facilities and equipment are held under operating or capital leases which expire through 2007.

     A summary of assets held under capital leases are as follows (in (UK Pound)000's):

                                                                                  December 31,
                                                                             1997              1996
         System, fixtures, fittings, equipment and vehicles..........  (UK Pound)18,991 (UK Pound)14,925
         Less: Accumulated depreciation..............................            (5,779)          (3,556)
                                                                       ----------------  ---------------
                                                                       (UK Pound)13,212 (UK Pound)11,369
                                                                       ================  ===============

     Future minimum rental payments under lease commitments with an initial or remaining term of more than one year as of December 31, 1997 are as follows (in (UK Pound)000's):

                                                                          Capital          Operating
                                                                          leases            leases
         1998........................................................  (UK Pound)2,699    (UK Pound)156
         1999........................................................            2,801              156
         2000........................................................            2,778              156
         2001........................................................            2,300              157
         2002........................................................            1,719              154
         Thereafter..................................................            7,710            1,805
                                                                       ---------------   --------------
         Total minimum rental commitments............................           20,007  (UK Pound)2,584
                                                                                         ==============
         Less: Amount representing interest..........................           (4,783)
                                                                       ---------------
         Present value of minimum rental commitments.................           15,224
         Less: Current portion of capital lease obligations..........           (1,685)
                                                                       ---------------
         Long-term portion of capital lease obligations.............. (UK Pound)13,539
                                                                       ===============

     Operating lease expense for the years ended December 31, 1997, 1996 and 1995 was (UK Pound)169,000, (UK Pound)428,000 and (UK Pound)947,000,
     respectively.

     Included within accounts payable and accrued expenses and other long-term liabilities as of December 31, 1997 and 1996 is (UK Pound)570,000 and (UK Pound)665,000, respectively, which represents the obligation incurred by the Company in connection with the termination of a contractual obligation under an agreement with the local authority to service and maintain the Company's satellite master antenna television installations in the franchise area. This liability is noninterest bearing and will be discharged by the payment of (UK Pound)95,000 annually through 2003. The effect of discounting the liability is not significant to the Company's financial position or results of operations.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Cable London PLC

We have audited the accompanying consolidated balance sheet of Cable London PLC (a company incorporated in the United Kingdom) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' (deficiency) equity and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cable London PLC and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997. in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche

London, England
February 27, 1998

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in (UK Pound)000's, except share data)

                                                                                        December 31,
                                                                                  1997                1996
ASSETS

CURRENT ASSETS
    Cash..........................................................     (UK Pound)2,718     (UK Pound)3,213
    Accounts receivable, less allowance for doubtful accounts of
       (UK Pound)1,762 and (UK Pound)1,465........................               4,792               3,670
    Other current assets..........................................               2,830               3,334
                                                                       ---------------    ----------------

          Total current assets....................................              10,340              10,217
                                                                       ---------------    ----------------

PROPERTY AND EQUIPMENT............................................             235,786             192,630
    Accumulated depreciation......................................             (55,292)            (36,480)
                                                                       ---------------    ----------------
    Property and equipment, net...................................             180,494             156,150
                                                                       ---------------    ----------------

DEFERRED CHARGES..................................................               8,073               6,986
    Accumulated amortization......................................              (3,214)             (3,230)
                                                                       ---------------    ----------------
    Deferred charges, net.........................................               4,859               3,756
                                                                       ---------------    ----------------

                                                                     (UK Pound)195,693   (UK Pound)170,123
                                                                      ================    ================
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses.........................    (UK Pound)19,972    (UK Pound)21,705
    Other current liabilities.....................................               2,172               3,117
    Current portion of long-term debt and capital lease obligations                758              60,361
                                                                       ---------------    ----------------

          Total current liabilities...............................              22,902              85,183
                                                                       ---------------    ----------------

LONG-TERM DEBT, less current portion..............................              89,727                 718
                                                                       ---------------    ----------------

CAPITAL LEASE OBLIGATIONS, less current portion...................              11,751               7,869
                                                                       ---------------    ----------------

CONVERTIBLE DEBT AND LOANS FROM SHAREHOLDERS......................              69,017              52,244
                                                                       ---------------    ----------------

OTHER LIABILITIES.................................................               2,543
                                                                       ---------------    ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIENCY) EQUITY
    Ordinary shares, (UK Pound).10 par value - authorized,
      100,000,000 shares; issued, 55,572,916 and 55,125,690.......               5,557               5,513
    Additional capital............................................              97,254              96,486
    Accumulated deficit...........................................            (103,058)            (77,890)
                                                                       ---------------    ----------------

          Total shareholders' (deficiency) equity.................                (247)             24,109
                                                                       ---------------    ----------------

                                                                     (UK Pound)195,693   (UK Pound)170,123
                                                                      ================    ================

See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in (UK Pound)000's)

                                                                             Year Ended December 31,
                                                                     1997             1996              1995
SERVICE INCOME............................................(UK Pound)52,816  (UK Pound)40,091  (UK Pound)30,277
                                                         ----------------- ----------------- -----------------

COSTS AND EXPENSES
   Operating..............................................          22,084            17,978            14,622
   Selling, general and administrative....................          23,703            21,157            18,616
   Depreciation and amortization..........................          19,740            14,862            10,847
                                                         ----------------- ----------------- -----------------
                                                                    65,527            53,997            44,085
                                                         ----------------- ----------------- -----------------

OPERATING LOSS............................................         (12,711)          (13,906)          (13,808)

INTEREST EXPENSE..........................................          12,692             7,556             4,133

INVESTMENT INCOME.........................................            (235)             (221)             (266)
                                                         ----------------- ----------------- -----------------

NET LOSS.................................................((UK Pound)25,168)((UK Pound)21,241)((UK Pound)17,675)
                                                         ================= ================= =================



See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in (UK Pound)000's)

                                                                              Year Ended December 31,
                                                                      1997             1996              1995
OPERATING ACTIVITIES
   Net loss...................................................((UK Pound)25,168)  ((UK Pound)21,241)  ((UK Pound)17,675)
   Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
     Depreciation and amortization ...........................           19,740              14,862              10,847
     Non-cash interest expense ...............................            4,773               3,355               3,311
                                                                ---------------     ---------------     ---------------
                                                                           (655)             (3,024)             (3,517)
     Increase in accounts receivable and
       other current assets ..................................             (618)             (2,428)               (214)
     (Decrease) increase in accounts payable
      and accrued expenses, other current liabilities
      and other liabilities ..................................             (135)              7,508               3,992
                                                                ---------------     ---------------     ---------------

         Net cash (used in) provided by operating activities..           (1,408)              2,056                 261
                                                                ---------------     ---------------     ---------------

FINANCING ACTIVITIES
   Proceeds from borrowings ..................................           94,029              40,000              38,000
   Debt acquisition costs ....................................           (1,704)                                   (493)
   Loans from shareholders ...................................           12,000               3,000
   Repayments of debt ........................................          (65,031)                (33)                (30)
   Repayment of capital leases ...............................             (537)                (21)
   Issuances of shares .......................................              812
                                                                ---------------     ---------------     ---------------

         Net cash provided by financing activities ...........           39,569              42,946              37,477
                                                                ---------------     ---------------     ---------------

INVESTING ACTIVITIES
   Capital expenditures ......................................          (38,656)            (46,082)            (36,780)
   Deferred charges and other ................................                                                     (834)
                                                                ---------------     ---------------     ---------------

         Net cash used in investing activities ...............          (38,656)            (46,082)            (37,614)
                                                                ---------------     ---------------     ---------------

(DECREASE) INCREASE IN CASH ..................................             (495)             (1,080)                124

CASH, beginning of year ......................................            3,213               4,293               4,169
                                                                ---------------     ---------------     ---------------

CASH, end of year.............................................  (UK Pound)2,718     (UK Pound)3,213     (UK Pound)4,293
                                                                ===============     ===============     ===============

See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY) EQUITY
(in (UK Pound)000's)

                                                     Ordinary         Additional           Accumulated
                                                      Shares            Capital              Deficit            Total
BALANCE, JANUARY 1, 1995.....................    (UK Pound)5,513  (UK Pound)96,486   ((UK Pound)38,974) (UK Pound)63,025
     Net loss................................                                                  (17,675)          (17,675)
                                                  --------------   ---------------   -----------------     -------------

BALANCE, DECEMBER 31, 1995...................              5,513            96,486             (56,649)           45,350
     Net loss................................                                                  (21,241)          (21,241)
                                                  --------------   ---------------   -----------------     -------------

BALANCE, DECEMBER 31, 1996...................              5,513            96,486             (77,890)           24,109
     Shares issued...........................                 44               768                                   812
     Net loss................................                                                  (25,168)          (25,168)
                                                  --------------   ---------------   -----------------     -------------

BALANCE, DECEMBER 31, 1997...................    (UK Pound)5,557  (UK Pound)97,254  ((UK Pound)103,058)   ((UK Pound)247)
                                                  ==============   ===============   =================     =============


See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   BUSINESS

     Cable London PLC, a company incorporated in the United Kingdom ("UK"), and subsidiaries (the "Company") is principally engaged in the development, construction, management and operation of cable telecommunications systems. The Company holds four franchises covering Camden, Haringey, Hackney/Islington and Enfield, England.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     The Company maintains its books and records in accordance with accounting principles generally accepted in the UK. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as practiced in the United States ("US") and are stated in UK pounds sterling ("UK Pound"). There were no significant differences between accounting principles followed for UK purposes and generally accepted accounting principles practiced in the US. The UK Pound exchange rate as of December 31, 1997 and 1996 was US $1.65 and US $1.71, respectively.

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1997 and 1996, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

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

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     As of December 31, 1997, three of the Company's four franchise areas have completed their Prematurity Period. The remaining Prematurity Period is expected to terminate in 1998.

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

     Depreciation of system assets is provided by the straight-line method over estimated useful lives as follows:

                  Plant                                        40 years
                  Network                                      15 years
                  Subscriber equipment                        6-8 years
                  Switch                                       10 years
                  Computers                                     4 years

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

     Deferred Charges
     Deferred charges consist primarily of franchise acquisition and development costs directly attributable to obtaining, developing and maintaining the franchise licenses and debt acquisition costs incurred by the Company in entering into the London Revolver (see Note 3). Franchise acquisition and development costs are being amortized on a straight-line basis over periods from two to fifteen years. Debt acquisition costs are being amortized on a straight-line basis over the term of the London Revolver of nine years.

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

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     which temporary differences are expected to be settled, are reflected in the financial statements in the period of enactment.

     Derivative Financial Instruments
     The Company uses derivative financial instruments,  including interest rate
     exchange   agreements   ("Swaps")  and  interest  rate  collar   agreements
     ("Collars"), to manage its exposure to fluctuations in interest rates.

     Swaps and Collars are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense.

     Those instruments that have been entered into by the Company to hedge exposure to interest rate risks are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company's risks relating to interest rates and, through market value and sensitivity analysis, maintain a high correlation to the interest expense or underlying value of the hedged item.

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note 3). The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1997.

3.   LONG-TERM DEBT

     In June 1995, the Company entered into a (UK Pound)60.0 million revolving credit facility (the "London Facility") with various banks. The London Facility had a two year term and an interest rate at the London Interbank Offered Rate ("LIBOR") plus 2 1/2%. In April 1997, the amount available under the London Facility was increased to (UK Pound)65.0 million.

     In May 1997, the Company entered into a (UK Pound)170.0 million revolving credit facility (the "London Revolver") with various banks, which converts into a five year term loan on June 30, 2001. Interest rates on the London Revolver are at LIBOR plus 1/2% to 2 3/8%. In May 1997, the Company repaid all amounts outstanding under the London Facility with proceeds from borrowings under the London Revolver. The balance of the London Revolver will be used, subject to certain restrictions, for capital expenditures and working capital requirements relating to the build-out of its systems.

     The London Revolver contains restrictive covenants which limit the Company's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain financial ratios and cash flow levels be maintained and contain certain restrictions on dividend payments. The Company's two principal shareholders' rights to receive consulting fee payments from the Company has been subordinated to the banks under the London Revolver. The payment of consulting fees is restricted until the Company meets certain financial ratio tests under the London Revolver. In addition, the Company's two principal shareholders' shares in the Company have been pledged to secure the London Revolver. Upon a change of control, all amounts due under the London Revolver become immediately due and payable. On February 4, 1998, Comcast UK Cable Partners Limited ("Comcast UK"), one the Company's principal shareholders, entered into a definitive agreement to amalgamate (the "NTL Transaction") with a wholly owned subsidiary of NTL Incorporated. The consummation of the NTL Transaction will not result in a change of control as defined in the London Revolver.

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     The Company enters into Swaps and Collars as a normal part of its risk management efforts to limit its exposure to adverse fluctuations in interest rates. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of interest rates. In June 1997, the Company entered into a series of four year interest Swaps with three banks. Under the agreements, the Company pays fixed rate interest at 7.34% and receives floating rate interest at three month LIBOR, based upon the outstanding notional amount of the Swaps. As of December 31, 1997, the notional amount outstanding on the Swaps was (UK Pound)44.5 million and increased to (UK Pound)49.5 million on January 7, 1998. Also in June 1997, the Company entered into a Collar which limits the interest rate on the notional amount to between 6% and 9%. As of December 31, 1997, the notional amount outstanding on the Collar was (UK Pound)22.3 million and increased to (UK Pound)24.8 million on January 7, 1998. The notional amounts of interest rate agreements and interest rate collar agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. While Swaps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the year ended December 31, 1997 was not significant. The estimated amount to settle the Company's Swaps and Collar was (UK Pound)1.5 million as of December 31, 1997.

     Also included in long-term debt is a mortgage note payable with an outstanding balance of (UK Pound)753,000 and (UK Pound)755,000 as of December 31, 1997 and 1996, respectively, payable in monthly installments through 2002 which is secured by property of the Company. The mortgage note bears interest at a fixed rate of 9.79%.

     Maturities of long-term debt outstanding as of December 31, 1997 for the four years after 1998 are as follows ((UK Pound)000's):

                      1999                (UK Pound)
                      2000
                      2001                          2,225
                      2002                          8,900

     The differences between the carrying amounts and estimated fair value of the Company's long-term debt was not significant as of December 31, 1997 and 1996. Interest rates that are currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

4.   CONVERTIBLE DEBT AND LOANS FROM SHAREHOLDERS

     As of December 31, 1997 and 1996, the Company had outstanding convertible debt due to shareholders of (UK Pound)42.0 million and outstanding loans from shareholders of (UK Pound)15.0 million and (UK Pound)3.0 million, respectively. The convertible debt and loans from shareholders bear interest at 2% above the base lending rate of Barclays Bank PLC (9.25% effective rate as of December 31, 1997) and are payable on demand. Accrued interest on the convertible debt and loans from shareholders is (UK Pound)12.0 million and (UK Pound)7.2 million as of December 31, 1997 and 1996, respectively. Under the terms of the London Revolver, principal and interest on the convertible debt and loans from shareholders cannot be paid until the London Revolver is repaid. Accordingly, the convertible debt, loans from shareholders and accrued interest thereon has been classified as long-term convertible debt and other in the Company's consolidated balance sheet. The convertible debt, along with accrued interest thereon, is convertible into the Company's ordinary shares at (UK Pound)2.00 per share. Interest expense on the convertible debt and loans from shareholders was (UK Pound)4.8 million, (UK Pound)3.3 million and (UK Pound)3.2 million during the years ended December 31, 1997, 1996 and 1995, respectively. A reasonable estimate of the convertible debt and loans from shareholders is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

5.   RELATED PARTY TRANSACTIONS

     The Company has consulting agreements with Comcast U.K. Consulting, Inc. ("Comcast Consulting") and Telewest Communications Group Ltd., subsidiaries of the Company's two principal shareholders, Comcast UK and Telewest
     Communications plc ("Telewest"), respectively. The Company pays a fee to Telewest each year as a contribution to the operating expenses and capital expenditures of Telewest's Network Service Center, which provides telephony support to the Company.

     A summary of related party charges included in the Company's consolidated financial statements is as follows (in (UK Pound)000's):

                                                        Year Ended December 31,
                                              1997              1996              1995
           Consulting fees              (UK Pound)1,077    (UK Pound)790   (UK Pound)  962
           Network Service Center fees              521              639               503
           Other                                    355              125                33
                                         --------------   --------------    --------------
                                        (UK Pound)1,953  (UK Pound)1,554   (UK Pound)1,498
                                         ==============   ==============    ==============

     As of December 31, 1997 and 1996, accounts payable and accrued expenses include (UK Pound)176,000 million and (UK Pound)1.6 million, respectively, payable to the Company's two principal shareholders, principally for consulting fees and normal operating expenses paid by the shareholders and their affiliates on behalf of the Company. As of December 31, 1997 other long-term liabilities includes (UK Pound)2.5 million of consulting fees and interest payable to the Company's two principal shareholders as payment is restricted under the London Revolver.

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

     Significant components of the Company's deferred income taxes are as follows (in (UK Pound)000's):

                                                                                                    December 31,
                                                                                               1997             1996
         Net operating loss carryforwards (carried forward indefinitely)..............  (UK Pound)17,692 (UK Pound)15,852
         Differences between book and tax basis of property...........................            10,426            7,329
         Other........................................................................              (459)            (756)
         Less: Valuation allowance....................................................           (27,659)         (22,425)
                                                                                         ---------------  ---------------
                                                                                        (UK Pound)       (UK Pound)
                                                                                         ===============  ===============

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of approximately (UK Pound)7.4 million, (UK Pound)3.7 million and (UK Pound)691,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company incurred capital lease obligations of (UK Pound)4.8 million, (UK Pound)1.5 million and (UK Pound)3.9 million during the years ended December 31, 1997, 1996 and 1995, respectively.

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Concluded)


8.   COMMITMENTS AND CONTINGENCIES

     Certain of the Company's facilities and equipment are held under operating or capital leases which expire through 2007.

     A summary of assets held under capital leases are as follows (in (UK Pound)000's):

                                                                                December 31,
                                                                           1997              1996
         System, fixtures, fittings, equipment and vehicles..........  (UK Pound)13,040 (UK Pound)8,219
         Less: Accumulated depreciation..............................            (2,836)         (1,523)
                                                                        ---------------  --------------
                                                                       (UK Pound)10,204 (UK Pound)6,696
                                                                        ===============  ==============


     Future minimum rental payments under lease commitments with an initial or remaining term of more than one year as of December 31, 1997 are as follows (in (UK Pound)000's):

                                                                          Capital          Operating
                                                                          leases            leases
         1998........................................................  (UK Pound)1,550    (UK Pound)902
         1999........................................................            2,036              496
         2000........................................................            2,078              181
         2001........................................................            2,313              148
         2002........................................................            1,457              146
         Thereafter..................................................            7,727              955
                                                                       ---------------   --------------
         Total minimum rental commitments............................           17,161  (UK Pound)2,828
                                                                                         ==============
         Less: Amount representing interest..........................           (4,678)
                                                                       ---------------
         Present value of minimum rental commitments.................           12,483
         Less: Current portion of capital lease obligations..........             (732)
                                                                       ---------------
         Long-term portion of capital lease obligations.............. (UK Pound)11,751
                                                                       ===============

     Operating lease expense for the years ended December 31, 1997, 1996 and 1995 was (UK Pound)919,000, (UK Pound)1.2 million and (UK Pound)1.1 million, respectively.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has no executive officers. Certain officers of Comcast Consulting, however, are deemed by the Company to be executive officers of the Company (the "Designated Executive Officers") for purposes of US federal securities laws. The current term of office of each of the officers expires at the first meeting of the Board of Directors of the Company following the next Annual Meeting of Shareholders, or as soon thereafter as each of their successors is duly elected and qualified.

The following sets forth certain information about the Designated Executive Officers and Directors of the Company and their ages and designated positions as of February 28, 1998:

Ralph J. Roberts, 77, was elected as Chairman of the Board of Directors of the Company in September 1994. Mr. Roberts has served as a Director and Chairman of the Board of Directors of Comcast for more than five years. Mr. Roberts devotes a major portion of his time to the business and affairs of Comcast. Mr. Roberts has been the President and a Director of Sural Corporation ("Sural"), a privately-held investment company and Comcast's largest shareholder, for more than five years. Mr. Roberts is the father of Brian L. Roberts.

Julian A. Brodsky, 64, was elected to the Board of Directors of the Company in September 1992. Mr. Brodsky has served as a Director and Vice Chairman of the Board of Directors of Comcast for more than five years. Mr. Brodsky devotes a major portion of his time to the business and affairs of Comcast. Mr. Brodsky presently serves as the Treasurer and a Director of Sural. Mr. Brodsky is also a Director of RBB Fund, Inc.

Brian L. Roberts, 38, was elected to the Board of Directors of the Company in September 1992 and was elected President in August 1995. Mr. Roberts has served as President and a Director of Comcast for more than five years. Mr. Roberts devotes a major portion of his time to the business and affairs of Comcast. Mr. Roberts presently serves as Vice President and a Director of Sural. Mr. Roberts has sole voting power over stock representing a majority of voting power of all Sural stock and, therefore, effectively controls Comcast and its subsidiaries. Mr. Roberts is also a Director of At Home Corporation. Mr. Roberts is a son of Mr. Ralph J. Roberts.

Lawrence S. Smith, 50, was elected to the Board of Directors in September 1994. Mr. Smith was designated Executive Vice President of the Company in June 1996 and Senior Vice President-Accounting and Administration of the Company from September 1994 to June 1996. Mr. Smith has served as Executive Vice President of Comcast since December 1995 and as Senior Vice President-Accounting and Administration of Comcast for more than five years prior to December 1995. Mr. Smith is the Principal Accounting Officer of the Company and Comcast. Mr. Smith devotes a major portion of his time to the business and affairs of Comcast. Mr. Smith is also a Director of Teleport Communications Group, Inc. and is a Partnership Board Representative of Sprint Spectrum Holding Company, L.P.

John R. Alchin, 49, was elected to the Board of Directors and designated Senior Vice President and Treasurer of the Company in September 1994. Mr. Alchin has served as Treasurer and Senior Vice President of Comcast for more than five years. Mr. Alchin is the Principal Financial Officer of the Company and Comcast. Mr. Alchin devotes a major portion of his time to the business and affairs of Comcast. Mr. Alchin is also a Director of Teleport Communications Group, Inc.

Stanley L. Wang, 57, was designated Senior Vice President of the Company in September 1992. Mr. Wang has served as Senior Vice President, Secretary and General Counsel of Comcast for more than five years. Mr. Wang devotes a major portion of his time to the business and affairs of Comcast.

Jonathan Perry, 58, was elected to the Board of Directors of the Company in September 1994. Since February 1992, Mr. Perry has been the Executive Chairman of National Home Loans Holding plc - Residential Mortgage Lender. From 1990 to 1992, Mr. Perry served as Chairman and Chief Executive of Ogilvy Adams & Rinehart Limited. From 1988 to 1990,

Mr. Perry formed and headed an independent corporate finance company, Perry & Associates, which provided financial advice to a selected number of domestic and international companies. From 1966 to 1988, Mr. Perry served in various positions at Morgan Grenfell Group plc.

Howard H. Newman, 50, was elected to the Board of Directors of the Company in December 1992. Mr. Newman has served as Managing Director of E.M. Warburg, Pincus & Co., LLC since 1987. Mr. Newman is a Director of ADVO, Inc., Cox Insurance Holdings, Plc., Newfield Exploration Company and RenaissanceRe Holdings Ltd.

Jeffrey A. Harris, 42, was elected to the Board of Directors of the Company in December 1992. Mr. Harris has served as Managing Director of E.M. Warburg, Pincus & Co., LLC since 1988. Mr. Harris is a Director of Newfield Exploration Company, Knoll, Inc., and several privately held companies.

H. Brian Thompson, 58, was elected to the Board of Directors of the Company in September 1994. Mr. Thompson has been Chairman of the Board of Directors and Chief Executive Officer of LCI International, Inc. since July 1991. Mr. Thompson previously served as Executive Vice President of MCI Communications Corporation ("MCI") and held various other senior management positions at MCI from 1981 to 1991. Mr. Thompson is a Director of Microdyne Corporation and Golden Books Family Entertainment Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based on the Company's review of the copies of these reports received by it, and written representations received from reporting persons, the Company believes that all filings required to be made by the reporting persons during the year ended December 31, 1997 were made on a timely basis.

ITEM 11      EXECUTIVE COMPENSATION

Compensation of Directors

Directors of the Company who are not employees of Comcast, Warburg, Pincus Investors, L.P. ("Warburg Pincus") or their respective affiliates are entitled to receive a fee of $20,000 per year, $1,500 per Board of Directors meeting attended, $1,000 per committee meeting attended not in conjunction with a Board of Directors meeting and $2,000 per year for serving as Chairperson of a committee. The Company reimburses all directors for expenses incurred in performing their duties as directors.

Compensation of Designated Executive Officers

The Company does not employ any of its Designated Executive Officers, nor does it compensate them for their services.

Comcast, through Comcast Consulting, provides all administrative services to the Company and provides management and consulting services to the Operating Companies.

The Company pays Comcast and Comcast Consulting for providing management, administrative and other services to the Company and its subsidiaries and investees pursuant to various management agreements. Total management fees incurred during the years ended December 31, 1997, 1996 and 1995 were (UK Pound)3.2 million, (UK Pound)3.0 million and (UK Pound)3.1 million, respectively.

ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table sets forth certain information regarding the holdings of each shareholder who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 of the Exchange Act, of more than 5% of the Company's Class A Common Shares or Class B Common Shares at the close of business on February 28, 1998. So far as is known to the Company, the persons named in the table below as beneficially owning the shares set forth therein have sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

                                                                                           Amount            Percent       Percent
                                   Name and Address of                                  Beneficially            of           of
Title of Class                     Beneficial Owner(1)                                      Owned             Class         Vote
Class A Common Shares              Snyder Capital Management, L.P.(2)                    3,433,200               9.2%         2.1%
                                   350 California Street, Suite 1460
                                   San Francisco, CA 94104

                                   Warburg, Pincus Investors, L.P.(3)                   10,235,744              27.5%         6.2%
                                   E.M. Warburg, Pincus & Co., LLC
                                   Warburg, Pincus & Co.
                                   466 Lexington Avenue
                                   New York, NY  10017

Class B Common Shares              Comcast U.K. Holdings, Inc.(4)(5)                    12,872,605             100.0%        77.6%
                                   1500 Market Street
                                   35th Floor
                                   Philadelphia, PA 19102-2148
---------------

(1) "Beneficial ownership" is defined pursuant to regulations promulgated by the Securities and Exchange Commission as having or sharing, directly or indirectly, voting power and/or investment power, which includes the power to dispose or direct the disposition of the Class A Common Shares or Class B Common Shares indicated.
(2) The information contained in this table with respect to Snyder Capital Management, L.P., Snyder Capital Management, Inc. and Alan Barry Snyder (collectively, "Snyder") is based upon a filing made on Schedule 13G by Snyder, setting forth information as of February 19, 1998. The Schedule 13G indicates that Snyder has shared dispositive power as to 3,208,900 shares, shared voting power as to 2,976,400 shares, and sole voting and dispositive power as to 224,300 shares.
(3) Warburg, Pincus & Co., a New York general partnership ("WP"), is the sole general partner of Warburg Pincus, a Delaware limited partnership. E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMW LLC"), manages Warburg Pincus. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both WP and EMW LLC. WP, as the sole general partner of Warburg Pincus, has a 20% interest in the profits of Warburg Pincus. Messrs. Howard H. Newman and Jeffrey A. Harris, directors of the Company, are Managing Directors and members of EMW LLC and general partners of WP. As such, Messrs. Newman and Harris each may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the Class A Common Shares beneficially owned by Warburg Pincus and WP. Each of Messrs. Newman and Harris disclaims beneficial ownership of such Class A Common Shares within the meaning of Rule 13d-3 under the Exchange Act.
(4) Each record holder of Class B Common Shares is entitled to ten votes per share which constitutes approximately 77.6% of the total voting power of all outstanding Common Shares of the Company. The 12,872,605 Class B Common Shares are convertible into Class A Common Shares on a one-for-one basis. 100% of the Class B Common Shares, if converted to Class A Common Shares, would represent approximately 25.7% of the voting power of Class A Common Shares.
(5) Comcast U.K. Holdings, Inc. is a direct wholly owned subsidiary of Comcast International Holdings, Inc. ("CIH"). CIH is a direct wholly owned subsidiary of Comcast. At February 28, 1998, Sural owned 1,845,037 shares of Comcast's Class A Common Stock and was the sole owner of Comcast's Class B Common Stock outstanding. Mr. Brian L. Roberts, President and a director of Comcast has sole voting power over stock representing a majority of voting power of all Sural stock. Pursuant to Rule 13d-3 of the Exchange Act, Mr. Roberts is deemed to be the beneficial owner of Comcast's Class A Common Stock owned by Sural. Mr. Robert's beneficial ownership also includes 2,705 shares of Comcast's Class A Common Stock owned directly and 1,356 shares of Comcast's Class A Common Stock owned by his wife, as to which shares he disclaims beneficial ownership. Furthermore, pursuant to Rule 13d-3 of the Exchange Act, Mr. Roberts is deemed to be the beneficial owner of Comcast's Class B Common Stock owned by Sural. Since each share of Comcast's Class B Common Stock is entitled to fifteen votes, the shares of Comcast's Class A Common Stock and Comcast's Class B Common Stock owned by Sural constitute approximately 82% of the voting power of the two classes of Comcast's voting common stock combined. Comcast's Class B Common Stock is convertible on a share-for-share basis into Comcast's Class A Common Stock or Comcast's Class A Special Common Stock. If Sural were to convert Comcast's Class B Common Stock that it beneficially owns into Comcast's Class A Common Stock, Mr. Roberts would beneficially own 10,635,348 shares of Comcast's Class A Common Stock (approximately 26% of Comcast's Class A Common Stock).


Security Ownership of Management

The following table sets forth certain information regarding the Class A Common Shares beneficially owned by each director and Designated Executive Officer of the Company who owns shares, and by all directors and Designated Executive Officers of the Company as a group, at the close of business on January 31, 1998. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

                                                                          Amount Beneficially
Name of Beneficial Owner                                                         Owned             Percent of Class
John R. Alchin..........................................................         2,000                    (1)
Julian A. Brodsky.......................................................         1,000                    (1)
Brian L. Roberts........................................................         1,000                    (1)
Ralph J. Roberts........................................................         5,000                    (1)
H. Brian Thompson.......................................................         1,000                    (1)

All directors and Designated Executive Officers, as a
      group (10 persons)................................................        10,000                    (1)
---------------

(1)  Less than one percent of the class.


The following table sets forth certain information regarding Comcast's Class A Common Stock (one vote per share, par value $1.00 per share) and Comcast's Class A Special Common Stock (generally non-voting, par value $1.00 per share) beneficially owned by each director and Designated Executive Officer of the Company who owns shares, and by all directors and Designated Executive Officers of the Company as a group, at the close of business on January 31, 1998. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

                                                Amount Beneficially Owned(1)                      Percent of Class(1)

                                                           Class A                                      Class A
Name of Beneficial Owner               Class A             Special             Class B      Class A     Special    Class B
John R. Alchin...............              -               301,280(3)                -         (2)         (2)        (2)
Julian A. Brodsky............        280,559(4)          2,076,640                   -         (2)         (2)        (2)
Brian L. Roberts.............      1,849,098(5)(6)       5,916,166(7)(8)     8,786,250(9)     5.8%        1.9%     100.0%
Ralph J. Roberts.............        319,070             5,475,505(10)         658,125        1.0%        1.7%       7.0%
Lawrence S. Smith............              -               358,448                   -         (2)         (2)        (2)
All directors and Designated
   Executive Officers, as a group
  (10 persons)...............      2,489,618            14,322,182           9,444,375         7.8%        4.4%     100.0%
                                    (4)(5)(6)           (3)(7)(8)(10)(11)           (9)
---------------

(1) With respect to each beneficial owner, the shares issuable upon exercise of his currently exercisable options and options exercisable within 60 days of January 31, 1998 are deemed to be outstanding for the purpose of computing the percentage of the class of common stock owned. Includes the following shares of Comcast's Class A Special and Class B common stock for which the named individuals, and all directors and Designated Executive Officers as a group hold currently exercisable options or options exercisable within 60 days of January 31, 1998: Mr. Alchin, 214,796 shares and none; Mr. Brodsky, 1,186,568 shares and none; Mr. Brian L. Roberts, 487,832 shares and none; Mr. Ralph J. Roberts, 4,695,458 and 658,125 shares; Mr. Smith, 317,681 shares and none; and all directors and Designated Executive Officers as a group, 7,042,050 and 658,125 shares.
(2)   Less than one percent of the applicable class.
(3) Includes 15 shares of Class A Special Common Stock owned in the Comcast Corporation Retirement-Investment Plan, as to which shares he disclaims beneficial ownership.



(4) Includes 33,431 shares of Class A Common Stock owned by a charitable foundation of which he and members of his family are directors and officers, as to which shares he disclaims beneficial ownership.
(5) Includes 1,845,037 shares of Class A Common Stock owned by Sural. See "Principal Shareholders" note (5) for further discussion.
(6) Includes 1,356 shares of Class A Common Stock owned by his wife, as to which shares he disclaims beneficial ownership.
(7) Includes 5,315,772 shares of Class A Special Common Stock owned by Sural. See "Principal Shareholders" note (5) for further discussion.
(8) Includes 678 shares of Class A Special Common Stock owned by his wife, 21,024 shares owned in the Comcast Corporation Retirement-Investment Plan, and 10,000 shares owned by a charitable foundation of which he and his wife are directors and officers, as to all of which shares he disclaims beneficial ownership.
(9) Includes 8,786,250 shares of Class B Common Stock owned by Sural. See "Principal Shareholders" note (5) for further discussion.
(10) Includes 10,000 shares of Class A Special Common Stock owned by a charitable foundation of which he and his wife are trustees and as to which shares he disclaims beneficial ownership.
(11) Includes 15 shares of Class A Special Common Stock owned by a Designated Executive Officer other than those named above in the Comcast Corporation Retirement-Investment Plan, as to which shares beneficial ownership is disclaimed.

ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Executive Compensation - Compensation of Designated Executive Officers."

                                     PART IV

ITEM 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements are included in Part II, Item 8:

              Comcast UK Cable Partners Limited and Subsidiaries
              Independent Auditors' Report...................................31
              Consolidated Balance Sheet--December 31, 1997 and 1996.........32
              Consolidated Statement of Operations--Years
               Ended December 31, 1997, 1996 and 1995........................33
              Consolidated Statement of Cash Flows--Years
               Ended December 31, 1997, 1996 and 1995........................34
              Consolidated Statement of Shareholders'
               Equity--Years Ended December 31, 1997, 1996 and 1995..........35
              Notes to Consolidated Financial Statements.....................36

              Birmingham Cable Corporation Limited and Subsidiaries
              Independent Auditors' Report...................................49
              Consolidated Balance Sheet--December 31, 1997 and 1996.........50
              Consolidated Statement of Operations--Years
               Ended December 31, 1997, 1996 and 1995........................51
              Consolidated Statement of Cash Flows--Years
               Ended December 31, 1997, 1996 and 1995........................52
              Consolidated Statement of Shareholders'
               Equity--Years Ended December 31, 1997, 1996 and 1995..........53
              Notes to Consolidated Financial Statements.....................54

              Cable London PLC and Subsidiaries
              Independent Auditors' Report...................................60
              Consolidated Balance Sheet--December 31, 1997 and 1996.........61
              Consolidated Statement of Operations--Years
               Ended December 31, 1997, 1996 and 1995........................62
              Consolidated Statement of Cash Flows--Years
               Ended December 31, 1997, 1996 and 1995........................63
              Consolidated Statement of Shareholders' (Deficiency)
               Equity--Years Ended December 31, 1997, 1996 and 1995..........64
              Notes to Consolidated Financial Statements.....................65

     (b) (i) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

              Schedule  I  -  Condensed  Financial   Information  of  Registrant
              Unconsolidated (Parent Only)
              Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K.

         (i) The Company filed a Current Report on Form 8-K under Item 1 on October 27, 1997 relating to the change in control of the Registrant.

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:

         2.l* Reorganization Agreement, dated 19 September 1994, among Warburg, Pincus Investors, L.P., Bankers Trust Investments PLC ("Bankers Trust"), Comcast Corporation ("Comcast"), Comcast U.K. Holdings, Inc., ("Holdings"), the Company and UK Cable Partners Limited ("UKCPL").

         2.2z       Agreement and Plan of Amalgamation dated 4 February 1998
                    among NTL Incorporated, NTL (Bermuda) Limited and the
                    Company.
         3(i)+      Memorandum of Association of the Company.
         3(ii)+     Bye-laws of the Company.
         4.l+       Form of Certificate for Class A Common Shares, par value (UK
                    Pound)0.01 per share.
         4.2*       Indenture dated as of 15 November 1995,  between the Company and Bank of Montreal Trust Company,  as Trustee,  in respect of the Company's 11.20% Senior Discount  Debentures Due 2007
                    (the "2007 Debentures").
         4.2ax      Form of  certificate  of the 2007  Debentures  (included  in
                    Exhibit 4.2).
         10.1+      Subscription  and Contribution  Agreement,  dated 26 October
                    1992, among Comcast, UKCPL, the Company,  Holdings,  Comcast
                    Cablevision of Birmingham,  Inc. ("Comcast  Birmingham") and
                    Comcast Cablevision of London, Inc.
         10.2+      Shareholders   Agreement,   dated  11  December   1992  (the
                    "Shareholders   Agreement"),   among  Holdings,  UKCPL,  the
                    Company and Comcast.
         10.3+      Delegation   Agreement,   dated  11   December   1992   (the
                    "Delegation Agreement"),  among LTK Consulting,  Comcast and
                    Comcast UK Consulting, Inc. ("Comcast Consulting").
         10.4+      NewCo Services Agreement, dated 11 December 1992 (the "NewCo
                    Services  Agreement"),  between  the  Company and Comcast UK
                    Cable Partners Consulting, Inc. ("UK Consulting").
         10.5++     Supplemental  Agreement,  dated  21  June  1995,  among  the
                    Company,  Comcast  Consulting,  Comcast,  Holdings,  Warburg
                    Pincus and UK  Consulting to the NewCo  Services  Agreement,
                    the Delegation Agreement and the Shareholders Agreement.
         10.6+      Memorandum of  Association  and Articles of  Association  of
                    Birmingham Cable Corporation Limited ("Birmingham Cable").
         10.7+      Co-ownership Agreement, dated 12 March 1990, between US West
                    International   Holdings,   Inc.  ("US  West")  and  Comcast
                    Birmingham.
         10.7a+     Letter,  dated  29  April  1992,  from US  West  to  Comcast
                    Birmingham relating to the Co-ownership Agreement.
         10.7b+     Letter, dated 6 May 1992, from US West to Comcast Birmingham relating to the Co-ownership Agreement.
         10.8+      Subscription Agreement, dated 4 May 1989, between Birmingham
                    Cable and US West.
         10.8a+     Subscription Agreement,  dated 31 May 1989, among Birmingham
                    Cable,  US West,  Compagnie  Generale des Eaux ("CGE"),  The
                    Cable  Corporation  Limited  ("TCC") and the  Standard  Life
                    Insurance Company ("Standard Life").
         10.8b+     Supplemental  Subscription  Agreement,  dated 16 March 1990, among  Birmingham  Cable, US West, CGE, TCC,  Standard Life,
                    Comcast Birmingham and General Cable PLC ("General Cable").
         10.8c+     Second Supplemental  Subscription Agreement,  dated 16 March
                    1990,  among Birmingham  Cable, US West, CGE, TCC,  Standard
                    Life, Comcast Birmingham and General Cable.
         10.8d+     Third  Supplemental  Subscription  Agreement,  dated  12 May
                    1992,  among Birmingham  Cable, US West, CGE, TCC,  Standard
                    Life,  Comcast  Birmingham,  General Cable and US West Cable
                    Programming Corporation.
         10.8e*     Agreement relating to Birmingham Cable, dated 30 March 1994,
                    among  General  Cable,  CGE,  Telewest   Communications  plc
                    ("Telewest"),  US  West,  United  Artists  Cable  Television
                    International  Holdings,  Inc., the Company,  Comcast,  TCC,
                    Birmingham  Cable,  Birmingham  Cable  Limited and  Standard
                    Life.
         10.9+      Management  Agreement,  dated 25 April 1990 (the "Management
                    Agreement"),   among  Birmingham  Cable,   Birmingham  Cable
                    Limited, US West and Comcast Birmingham.
         10.9a+     Assignment Agreement,  dated 27 August 1990, relating to the
                    Management Agreement.
         10.9b+     Assignment  and  Amendment  Agreement,  dated 5 August 1992, relating to the Management Agreement.
         10.10+     Consultant  Agreement,  dated 17 July 1992, among Birmingham
                    Cable,  Birmingham Cable Limited and Telewest Communications
                    Group Limited.
         10.12+     Memorandum of  Association  and Articles of  Association  of
                    Cable London PLC ("Cable London").
         10.13+     Consultant  Agreement,  dated 16 August 1989,  between Cable
                    London and US West Cable Communications Limited.
         10.14+     Consultant  Agreement,  dated 17 August  1989  (the  "London
                    Consultant Agreement"), between Cable London and Comcast.

         10.14a+    Assignment  Agreement,  dated 14 September 1990, relating to the London Consultant Agreement.
         10.15+     Subscription  Agreement,  dated 10 July  1989,  among  Cable
                    London,  US West,  Comcast,  Jerrold Samuel Nathan,  Malcolm
                    John Gee, Sally Margaret Davis and Steven Michael Kirk.
         10.16x     Share  Exchange  Agreement,  dated 4  December  1995,  among
                    Singapore  Telecom  International  Pte.  Limited,  Cambridge
                    Cable, the Company and Holdings.
         10.17+     Share Exchange  Agreement,  dated 5 May 1994, between Avalon
                    Telecommunications L.L.C. and the Company.
         10.18ss    1995 Stock Appreciation Rights Plan (1).
         10.19y     1995 Stock Option Plan (1).
         10.20      Loan Agreement for a (UK Pound)200,000,000  Credit Facility,
                    dated as of December  23,  1997,  among  Comcast UK Holdings
                    Limited and The Bank of New York and Banque  Paribas as Lead
                    Arrangers,  Barclays  Capital and The Royal Bank of Scotland
                    PLC as co-arrangers,  The Bank of New York as Agent, and the
                    Bank of New York as Security Trustee.
         21.1       List of subsidiaries of the Company.
         23.1       Consent of Deloitte & Touche LLP.
         23.2       Consent of Deloitte & Touche - Birmingham.
         23.3       Consent of Deloitte & Touche - London.
         27.1       Financial Data Schedule.
         99.1y      Consolidated   financial  statements  of  Cambridge  Holding
                    Company  Limited  (a  United  Kingdom   corporation  in  the
                    prematurity  stage) and subsidiaries as of and for the years ended December 31, 1995 and 1994.
---------------
(1) Constitutes a management contract or compensatory plan or arrangement.
* Incorporated by reference to the Company's Registration Statement on Form S-1 (file number 33-96932) declared effective November 9, 1995.
+ Incorporated by reference to the Company's Registration Statement on Form S-1 (file number 33-76160) declared effective September 20, 1994.
++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (file number 0-24792).
ss Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (file number 0-24792).
x Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 1996.
y Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (file number 0-24792).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1998.


                                    COMCAST UK CABLE PARTNERS LIMITED

                                    By:/s/ JOHN R. ALCHIN
                                       JOHN R. ALCHIN
                                       Senior Vice President and Treasurer
                                      (Principal Financial Officer); Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                   Date
/s/ RALPH J. ROBERTS
RALPH J. ROBERTS                            Chairman of the Board of                March 25, 1998
                                            Directors; Director

/s/ BRIAN L. ROBERTS
BRIAN L. ROBERTS                            President (Principal                    March 25, 1998
                                            Executive Officer); Director

/s/ JULIAN A. BRODSKY
JULIAN A. BRODSKY                           Vice Chairman of the Board              March 25, 1998
                                            of Directors; Director

/s/ LAWRENCE S. SMITH
LAWRENCE S. SMITH                           Executive Vice President                March 25, 1998
                                            (Principal Accounting Officer);
                                            Director

/s/ JOHN R. ALCHIN
JOHN R. ALCHIN                              Senior Vice President and               March 25, 1998
                                            Treasurer (Principal Financial
                                            Officer); Director

/s/ JONATHAN PERRY
JONATHAN PERRY                              Director                                March 25, 1998

/s/ HOWARD H. NEWMAN
HOWARD H. NEWMAN                            Director                                March 25, 1998

/s/ JEFFREY A. HARRIS
JEFFREY A. HARRIS                           Director                                March 25, 1998

/s/ H. BRIAN THOMPSON
H. BRIAN THOMPSON                           Director                                March 25, 1998

/s/ JOHN R. ALCHIN
JOHN R. ALCHIN                              Authorized Representative               March 25, 1998
                                            in the United States

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                             CONDENSED BALANCE SHEET

                     (in (UK Pound)000's, except share data)

                                                                                          December 31,
ASSETS                                                                             1997                1996
   Cash and cash equivalents.............................................  (UK Pound)27,874     (UK Pound)56,354
   Short-term investments................................................                                 61,466
   Other current assets..................................................                44                   15
                                                                           ----------------     ----------------
     Total current assets................................................            27,918              117,835
   Investments in affiliates.............................................            61,363               69,472
   Investments in and net amounts due from subsidiaries
     eliminated upon consolidation.......................................           312,508              250,513
   Deferred charges, net.................................................             5,234                6,439
   Foreign exchange put options, net.....................................             7,958               10,728
                                                                           ----------------     ----------------
                                                                          (UK Pound)414,981    (UK Pound)454,987
                                                                           ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts payable and accrued expenses.................................     (UK Pound)195        (UK Pound)381
   Foreign exchange call options.........................................                                  4,086
                                                                           ----------------     ----------------
     Total current liabilities...........................................               195                4,467
                                                                           ----------------     ----------------
   Long-term debt........................................................           229,150              198,087
                                                                           ----------------     ----------------
   Foreign exchange call options.........................................             2,688                3,079
                                                                           ----------------     ----------------
   Long-term debt, due to shareholder....................................            11,272               10,322
                                                                           ----------------     ----------------

   Shareholders' equity
     Preferred shares, (UK Pound).01 par value - authorized, 10,000,000 shares; issued none...............................................
     Class A common shares, (UK Pound).01 par value - authorized,
       50,000,000 shares; issued, 37,231,997.............................               372                  372
     Class B common shares, (UK Pound).01 par value - authorized,
       50,000,000 shares; issued, 12,872,605.............................               129                  129
     Additional capital..................................................           358,548              358,548
     Accumulated deficit.................................................          (187,373)            (120,017)
                                                                           ----------------     ----------------
       Total shareholders' equity........................................           171,676              239,032
                                                                           ----------------     ----------------
                                                                          (UK Pound)414,981    (UK Pound)454,987
                                                                           ================     ================

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

            CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                              (in (UK Pound)000's)

                                                                                   Year Ended December 31,
                                                                          1997                 1996                1995
COSTS AND EXPENSES
   General and administrative.................................     (UK Pound)629      (UK Pound)1,064         (UK Pound)595
   Management fees............................................             1,165                1,306                 1,424
   Amortization...............................................             1,126                1,135                   668
                                                               -----------------    -----------------      ----------------
                                                                           2,920                3,505                 2,687
                                                               -----------------    -----------------      ----------------

OPERATING LOSS................................................            (2,920)              (3,505)               (2,687)

OTHER (INCOME) EXPENSE
   Interest expense...........................................            24,684               23,210                 3,539
   Investment income..........................................           (16,608)             (18,768)              (11,512)
   Equity in net losses of affiliates.........................            51,265               45,585                33,177
   Exchange losses (gains) and other..........................             5,095              (12,957)                1,071
                                                               -----------------    -----------------      ----------------
                                                                          64,436               37,070                26,275
                                                               -----------------    -----------------      ----------------

NET LOSS......................................................           (67,356)             (40,575)              (28,962)

ACCUMULATED DEFICIT
   Beginning of year..........................................          (120,017)             (79,442)              (50,480)
                                                               -----------------    -----------------      ----------------

   End of year................................................((UK Pound)187,373)  ((UK Pound)120,017)    ((UK Pound)79,442)
                                                               =================    =================      ================

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                        CONDENSED STATEMENT OF CASH FLOWS

                              (in (UK Pound)000's)

                                                                                   Year Ended December 31,
                                                                          1997              1996             1995
OPERATING ACTIVITIES
   Net loss................................................... ((UK Pound)67,356)((UK Pound)40,575)(UK Pound)28,962)
   Adjustments to reconcile net loss to net cash
    provided  by  operating activities:
     Depreciation and amortization............................             1,126            1,135               668
     Amortization on foreign exchange contracts...............             2,770            2,752               (75)
     Non-cash interest expense................................            24,684           23,209             3,539
     Non-cash investment income...............................            (2,521)          (2,854)           (5,016)
     Exchange losses (gains)..................................             2,852          (18,857)              944
     Equity in net losses of affiliates.......................            51,265           45,585            33,177
     Other....................................................               717               19                14
                                                                 ---------------  ---------------  ----------------
                                                                          13,537           10,414             4,289

     (Increase) decrease in other current assets..............               (29)              73                (3)
     (Decrease) increase in accounts payable
        and accrued expenses..................................              (186)             186               154
                                                                 ---------------  ---------------  ----------------
         Net cash provided by operating activities............            13,322           10,673             4,440
                                                                 ---------------  ---------------  ----------------

FINANCING ACTIVITIES
   Proceeds from borrowings...................................                                              192,542
   Debt acquisition costs.....................................                                               (6,089)
   Purchase of foreign exchange put options...................                                              (13,855)
   Proceeds from sales of foreign exchange call options.......                              2,125             3,415
   Other......................................................                                                  (53)
                                                                 ---------------  ---------------  ----------------
         Net cash provided by financing activities............                              2,125           175,960
                                                                 ---------------  ---------------  ----------------

INVESTING ACTIVITIES
   Proceeds from sales (purchases) of short-term
     investments, net.........................................            61,466           (4,226)          (43,141)
   Additions to deferred charges..............................              (600)            (390)
   Net transactions with affiliates...........................          (102,668)        (108,126)          (79,603)
                                                                 ---------------  ---------------  ----------------
         Net cash used in investing activities................           (41,802)        (112,742)         (122,744)
                                                                 ---------------  ---------------  ----------------

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS...........................................           (28,480)         (99,944)           57,656

CASH AND CASH EQUIVALENTS, beginning of year..................            56,354          156,298            98,642
                                                                 ---------------  ---------------  ----------------

CASH AND CASH EQUIVALENTS, end of year........................  (UK Pound)27,874 (UK Pound)56,354 (UK Pound)156,298
                                                                 ===============  ===============  ================

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              (in (UK Pound)000's)


                                                                              Additions
                                              Balance at    Effect of        Charged to         Deductions             Balance
                                              Beginning     SingTel          Costs and             from                at End
                                               of Year    Transaction        Expenses          Reserves(A)            of Year

Allowance for Doubtful Accounts
   1997............................    (UK Pound)1,338.0  (UK Pound)      (UK Pound)1,488.0   (UK Pound)228.0   (UK Pound)2,598.0

   1996............................                 40.0            577.0           1,325.0             604.0             1,338.0

   1995............................                  8.0                               32.0                                  40.0




(A) Uncollectible accounts written off.