Form 10-Q
period 1998-03-31
COMCAST UK CABLE PARTNERS LTD
filed 1998-05-14
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                 MARCH 31, 1998
                                       OR

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

        Clarendon House                              Comcast Corporation
     2 Church Street West                      1500 Market Street, 35th Floor
   Hamilton, HM 11, Bermuda                      Philadelphia, PA 19102-2148
         (441) 295-5950                                (215) 665-1700
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

As of March 31, 1998, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance
                   Sheet as of March 31, 1998 and December 31,
                   1997 (Unaudited)...........................................2

                   Condensed Consolidated Statement of
                   Operations and Accumulated Deficit for
                   the Three Months Ended March 31,
                   1998 and 1997 (Unaudited)..................................3

                   Condensed Consolidated Statement of Cash
                   Flows for the Three Months Ended March 31,
                   1998 and 1997 (Unaudited)..................................4

                   Notes to Condensed Consolidated
                   Financial Statements (Unaudited).......................5 - 8

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations............................................9 - 15

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.........................................16

          Item 6.  Exhibits and Reports on Form 8-K..........................16

          SIGNATURE..........................................................17

                       -----------------------------------

This Quarterly Report on Form 10-Q contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of, the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions; the NTL Transaction (see Note 2 to Condensed Consolidated Financial Statements); strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                         March 31,      December 31,
                                                                                           1998             1997
                                                                                 (in (UK Pound)000's, except share data)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents.....................................................(UK Pound)98,201  (UK Pound)37,372
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)2,599 and (UK Pound)2,598.........................................           3,887             4,255
   Other current assets..........................................................           4,634             5,419
                                                                                 ----------------  ----------------
       Total current assets......................................................         106,722            47,046
                                                                                 ----------------  ----------------

INVESTMENTS IN AFFILIATES........................................................          57,704            61,363
                                                                                 ----------------  ----------------

PROPERTY AND EQUIPMENT...........................................................         333,053           315,702
   Accumulated depreciation .....................................................         (38,637)          (33,000)
                                                                                 ----------------  ----------------
   Property and equipment, net...................................................         294,416           282,702
                                                                                 ----------------  ----------------

DEFERRED CHARGES.................................................................          62,455            60,770
   Accumulated amortization......................................................         (15,519)          (13,985)
                                                                                 ----------------  ----------------
   Deferred charges, net.........................................................          46,936            46,785
                                                                                 ----------------  ----------------

FOREIGN EXCHANGE PUT OPTIONS, net................................................           7,275             7,958
                                                                                 ----------------  ----------------

                                                                                (UK Pound)513,053 (UK Pound)445,854
                                                                                ================= =================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses.........................................(UK Pound)26,424  (UK Pound)23,605
   Accrued interest..............................................................             332
   Current portion of long-term debt.............................................           1,955             1,683
   Due to affiliates.............................................................           1,073               920
                                                                                 ----------------  ----------------
       Total current liabilities.................................................          29,784            26,208
                                                                                 ----------------  ----------------

LONG-TERM DEBT, less current portion.............................................         312,842           234,010
                                                                                 ----------------  ----------------

FOREIGN EXCHANGE CALL OPTION.....................................................           2,725             2,688
                                                                                 ----------------  ----------------

LONG-TERM DEBT, due to shareholder...............................................          11,517            11,272
                                                                                 ----------------  ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred shares, (UK Pound).01 par value - authorized, 10,000,000 shares; issued, none........................................................
   Class A common shares, (UK Pound).01 par value - authorized, 50,000,000
     shares; issued, 37,231,997..................................................             372               372
   Class B common shares, (UK Pound).01 par value - authorized, 50,000,000
     shares; issued, 12,872,605..................................................             129               129
   Additional capital............................................................         358,548           358,548
   Accumulated deficit...........................................................        (202,864)         (187,373)
                                                                                 ----------------  ----------------
       Total shareholders' equity................................................         156,185           171,676
                                                                                 ----------------  ----------------
                                                                                (UK Pound)513,053 (UK Pound)445,854
                                                                                ================= =================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                           1998             1997
                                                                               (in (UK Pound)000's, except per share data)
REVENUES
   Service income..............................................................  (UK Pound)17,302    (UK Pound)12,118
   Consulting fee income.......................................................               274                 233
                                                                               ------------------  ------------------
                                                                                           17,576              12,351
                                                                               ------------------  ------------------

COSTS AND EXPENSES
   Operating...................................................................             5,661               4,729
   Selling, general and administrative.........................................             8,489               7,399
   Management fees.............................................................               755                 843
   Depreciation and amortization...............................................             7,254               5,923
                                                                               ------------------  ------------------

                                                                                           22,159              18,894
                                                                               ------------------  ------------------

OPERATING LOSS.................................................................            (4,583)             (6,543)

OTHER (INCOME) EXPENSE
   Interest expense............................................................             8,470               6,051
   Investment income...........................................................            (2,229)             (2,101)
   Equity in net losses of affiliates..........................................             6,415               5,152
   Exchange (gains) losses and other...........................................            (1,748)              4,895
                                                                               ------------------  ------------------
                                                                                           10,908              13,997
                                                                               ------------------  ------------------

NET LOSS.......................................................................           (15,491)            (20,540)

ACCUMULATED DEFICIT
    Beginning of period .......................................................          (187,373)           (120,017)
                                                                               ------------------  ------------------

    End of period..............................................................((UK Pound)202,864) ((UK Pound)140,557)
                                                                               ==================  ==================


NET LOSS PER SHARE.............................................................    ((UK Pound).31)     ((UK Pound).41)
                                                                               ==================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD.......................................            50,105              50,105
                                                                               ==================  ==================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                         1998              1997
                                                                                    (UK Pound)000      (UK Pound)000
OPERATING ACTIVITIES
   Net loss.....................................................................((UK Pound)15,491)  ((UK Pound)20,540)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization..............................................            7,254               5,923
     Amortization on foreign exchange contracts.................................              683                 683
     Non-cash interest expense..................................................            6,576               5,916
     Non-cash investment income.................................................             (694)               (529)
     Exchange (gains) losses....................................................           (2,854)              5,673
     Equity in net losses of affiliates.........................................            6,415               5,152
                                                                                 ----------------    ----------------
                                                                                            1,889               2,278

     Decrease in accounts receivable and other current assets...................            1,153                 243
     Increase in accounts payable and accrued expenses and accrued interest.....            3,151               1,585
                                                                                 ----------------    ----------------

         Net cash provided by operating activities..............................            6,193               4,106
                                                                                 ----------------    ----------------

FINANCING ACTIVITIES
   Repayments of debt...........................................................             (598)               (391)
   Proceeds from borrowing......................................................           75,000
   Deferred financing costs.....................................................           (1,627)
   Net transactions with affiliates.............................................             (141)               (574)
                                                                                 ----------------    ----------------

         Net cash provided by (used in) financing activities....................           72,634                (965)
                                                                                 ----------------    ----------------

INVESTING ACTIVITIES
   Proceeds from sales of short-term investments, net...........................                               27,509
   Capital contributions and loans to affiliates................................           (1,768)             (7,925)
   Capital expenditures.........................................................          (16,172)            (18,670)
   Deferred charges.............................................................              (58)               (235)
                                                                                 ----------------    ----------------

         Net cash (used in) provided by investing activities....................          (17,998)                679
                                                                                 ----------------    ----------------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................           60,829               3,820

CASH AND CASH EQUIVALENTS, beginning of period..................................           37,372              63,314
                                                                                 ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period........................................ (UK Pound)98,201    (UK Pound)67,134
                                                                                 ================    ================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Comcast UK Cable Partners Limited (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1998 are not necessarily indicative of operating results for the full year.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

2.   AMALGAMATION WITH NTL

     On February 4, 1998, the Company entered into a definitive agreement to amalgamate (the "NTL Transaction") with a wholly owned Bermuda subsidiary of NTL Incorporated ("NTL"). NTL is an alternative telecommunications company in the United Kingdom ("UK") and is listed on Nasdaq. The NTL Transaction is expected to close in 1998, subject to, among other things, the receipt of required Bermuda and UK regulatory approvals, the approval of the Company's and NTL's shareholders, the consent of the Company's and NTL's bondholders, the consent of certain NTL bank lenders and other customary closing matters. Comcast Corporation ("Comcast"), through its indirect wholly owned subsidiary, Comcast U.K. Holdings, Inc. ("Holdings"), is the sole holder of the multiple-voting Class B Common Shares of the Company and has agreed to vote for the transaction, assuring its approval by the Company's shareholders. Upon consummation of the NTL Transaction, the Company would become a wholly owned subsidiary of NTL.

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

     Pursuant to existing arrangements between the Company and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London PLC ("Cable London") and Birmingham Cable Corporation Limited ("Birmingham Cable"), Telewest has certain rights (the "Telewest Rights") to acquire either or both of the Company's interests in these systems (see Note 3) as a result of the NTL Transaction. However, as described in the following paragraphs, the consummation of the NTL Transaction is not dependent on the resolution of the Telewest Rights.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

3.   INVESTMENTS IN AFFILIATES

     The Company has invested in two affiliates: Birmingham Cable and Cable London (together, the "Equity Investees"). The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of March 31, 1998, the Company's ownership interest in the Equity Investees is as follows:

             Birmingham Cable................................27.5%
             Cable London....................................50.0%

     Included in investments in affiliates as of March 31, 1998 and December 31, 1997, are loans to Cable London of (UK Pound)28.5 million and accrued interest of (UK Pound)6.7 million and (UK Pound)6.0 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (9.25% effective rate as of March 31, 1998) and are subordinate to Cable London's credit facility. Of these loans, (UK Pound)21.0 million as of March 31, 1998 and December 31, 1997, are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of March 31, 1998 and December 31, 1997, are loans to Birmingham Cable of (UK Pound)3.7 million and (UK Pound)1.9 million and accrued interest of (UK Pound)177,000 and (UK Pound)133,000, respectively. The Birmingham Cable loans accrue interest at a fixed rate of 7.8% and are subordinate to Birmingham Cable's credit facility.

     Although the Company is not contractually committed to make any additional capital contributions or advances to the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

and to finance operating deficits. Failure to do so could dilute the Company's ownership interests in the Equity Investees.

Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                                      Birmingham           Cable
                                                                         Cable             London                Combined
                                                                     (UK Pound)000      (UK Pound)000         (UK Pound)000
     THREE MONTHS ENDED MARCH 31, 1998
     Results of operations
         Service income............................................(UK Pound)18,779   (UK Pound)15,935      (UK Pound)34,714
         Operating, selling, general and
           administrative expenses.................................         (14,582)           (12,663)              (27,245)
         Depreciation and amortization.............................          (6,486)            (5,456)              (11,942)
         Operating loss............................................          (2,289)            (2,184)               (4,473)
         Net loss..................................................         (12,345)            (5,870)              (18,215)
         Company's equity in net loss..............................          (3,432)            (2,983)               (6,415)

     AT MARCH 31, 1998
     Financial position
         Current assets............................................           8,888             10,664                19,552
         Noncurrent assets.........................................         248,703            187,023               435,726
         Current liabilities.......................................          21,256             23,344                44,600
         Noncurrent liabilities....................................         176,350            180,461               356,811

     THREE MONTHS ENDED MARCH 31, 1997
     Results of operations
         Service income............................................          15,394             11,671                27,065
         Operating, selling, general and
           administrative expenses.................................         (13,454)           (11,036)              (24,490)
         Depreciation and amortization.............................          (6,293)            (4,258)              (10,551)
         Operating loss............................................          (4,353)            (3,623)               (7,976)
         Net loss..................................................          (7,355)            (6,109)              (13,464)
         Company's equity in net loss..............................          (2,058)            (3,094)               (5,152)

4.   LONG-TERM DEBT

     UK Holdings Credit Facility
     In December 1997, Comcast UK Holdings Limited ("UK Holdings"), a wholly owned subsidiary of the Company, entered into a loan agreement (the "UK Holdings Agreement") with a consortium of banks to provide financing under a credit facility (the "UK Holdings Credit Facility") up to a maximum of (UK Pound)200.0 million. Under the terms of the UK Holdings Agreement, borrowings under the UK Holdings Credit Facility are guaranteed by Cambridge Holding Company Limited ("Cambridge Cable") and two companies holding the franchises for Darlington and Teesside, England ("Teesside"). Cambridge Cable and Teesside are wholly owned subsidiaries of the Company.

     In January 1998, UK Holdings borrowed (UK Pound)75.0 million under the UK Holdings Credit Facility. Of this initial borrowing, (UK Pound)50.4 million was paid to the Company as a dividend and (UK Pound)17.8 million was used to fund capital expenditures and working capital requirements at Cambridge Cable and Teesside. Final maturity of the UK Holdings Credit Facility is January 31, 2001. The UK Holdings Credit Facility bears interest at a rate per annum

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     equal to the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2 1/4%. As of March 31, 1998 the Company's effective weighted average interest rate on the UK Holdings Credit Facility was 9.47%.

     The consummation of the NTL Transaction will result in a change in control, as defined in the UK Holdings Credit Facility. Upon a change in control, all amounts outstanding under the UK Holdings Credit Facility will become immediately due and payable.

5.   RELATED PARTY TRANSACTIONS

     Comcast U.K. Consulting, Inc., a wholly owned subsidiary of the Company, earns consulting fee income under consulting agreements with the Equity Investees. The consulting fee income is generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas.

     The Company's right to receive consulting fee payments from the Equity Investees has been subordinated to the banks under their credit facilities. Accordingly, these fees have been classified as long-term receivables and are included in investments in affiliates in the Company's condensed consolidated balance sheet. In addition, the Company's shares in Cable London have been pledged to secure amounts outstanding under Cable London's revolving credit facility.

     Management fee expense is incurred under agreements between the Company on the one hand, and Comcast, the Company's controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. As of March 31, 1998 and December 31, 1997, due to affiliates consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     For the three months ended March 31, 1998 and 1997, investment income includes (UK Pound)694,000 and (UK Pound)529,000 of interest income, respectively, relating to the loans to the Equity Investees.

     Long-term debt due to shareholder consists of 9% Subordinated Notes payable to Holdings which are due in September 1999. For the three months ended March 31, 1998 and 1997, the Company recorded (UK Pound)245,000 and (UK Pound)224,000, respectively, of interest expense relating to such notes.

     In management's opinion, the foregoing transactions were entered into on terms no more or less favorable than those with non-affiliated parties.

6.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of (UK Pound)1.6 million and (UK Pound)135,000 during the three months ended March 31, 1998 and 1997, respectively.

     The Company's wholly owned subsidiaries incurred capital lease obligations of (UK Pound)1.3 million during the three months ended March 31, 1998.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast"), are principally engaged in the development, construction, management and operation of the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of March 31, 1998, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest. The Company accounts for its interests in Birmingham Cable and Cable London (together, the "Equity Investees") under the equity method.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of March 31, 1998, the Operating Companies' systems passed more than 1,219,000 homes or approximately 76% of the homes in their franchise areas and served more than 306,000 cable subscribers, 380,000 residential telephony subscribers and 12,000 business telephony subscribers.

General Developments of Business

Amalgamation with NTL

See Note 2 to the Company's Condensed Consolidated Financial Statements included in Item 1.

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

In December 1997, Comcast UK Holdings Limited ("UK Holdings"), a wholly owned subsidiary of the Company, entered into a loan agreement (the "UK Holdings Agreement") with a consortium of banks to provide financing under a credit facility (the "UK Holdings Credit Facility") up to a maximum of (UK Pound)200.0 million. Under the terms of the UK Holdings Agreement, borrowings under the UK Holdings Credit Facility are guaranteed by Teesside and Cambridge Cable.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


In January 1998, UK Holdings borrowed (UK Pound)75.0 million under the UK Holdings Credit Facility. Of this initial borrowing, (UK Pound)50.4 million was paid to the Company as a dividend and (UK Pound)17.8 million was used to fund capital expenditures and working capital requirements at Cambridge Cable and Teesside.

Final maturity of the UK Holdings Credit Facility is January 31, 2001. The UK Holdings Credit Facility bears interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2 1/4%. As of March 31, 1998, the Company's effective weighted average interest rate on the UK Holdings Credit Facility was 9.47%.

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

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and loans to the Operating Companies in the aggregate of (UK Pound)1.8 million and (UK Pound)31.3 million during the three months ended March 31, 1998 and 1997, respectively. Of these amounts, (UK Pound)1.8 million and (UK Pound)7.9 million relate to loans to the Equity Investees during the three months ended March 31, 1998 and 1997, respectively. Although the Company is not contractually committed to make any additional capital contributions or loans to the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interests in the Equity Investees.

The Company estimates that the Operating Companies will require approximately (UK Pound)116.0 million from April 1, 1998 through December 31, 1998, to continue the build-out of their systems. Management believes that the entire (UK Pound)116.0 million required will be funded through drawdowns under currently existing credit facilities (subject to compliance with certain financial and operating covenants). If such credit facilities are not available for drawdown, the Company expects that its strategic and financial partners in the Equity Investees will provide their pro-rata share of any required fundings, although they are not contractually obligated to do so. Thus, no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, the Equity Investees will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over the Equity Investees' debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its system could result in loss of its cable franchises and licenses.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


The Company's ability to meet its long-term liquidity and capital requirements is contingent upon the Operating Companies' ability to generate positive operating cash flow and obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions. The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company's required capital contributions and advances to the Equity Investees and borrowings under the UK Holdings Credit Facility will be sufficient to fund development and construction costs for Cambridge Cable and Teesside throughout 1998.

The Operating Companies

The following is a discussion of the liquidity and capital resources of each of the Operating Companies. Such financial information has not been adjusted for the Company's proportionate ownership percentages in the Operating Companies.

Birmingham Cable. Historically, Birmingham Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partners, cash from the issuance of Birmingham Cable's preference shares and borrowings under Birmingham Cable's credit facility.

The Company estimates that approximately (UK Pound)16.0 million will be required from April 1, 1998 through December 31, 1998 to continue development and construction of Birmingham Cable's cable/telephony network. The Company expects that such funds will be provided by borrowings under the Birmingham Cable credit facility.

Cable London. Historically, Cable London's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partner and borrowings under Cable London's previous and current credit facilities.

The Company estimates that approximately (UK Pound)31.0 million will be required from April 1, 1998 through December 31, 1998 to continue development and construction of Cable London's cable/telephony network. The Company expects that such funds will be provided by borrowings under the Cable London credit facility.

Cambridge Cable. Historically, Cambridge Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's former strategic and financial partner. The Company estimates that approximately (UK Pound)36.0 million will be required from April 1, 1998 through December 31, 1998 to continue development and construction of Cambridge Cable's cable/telephony network. The Company expects that such funds will be provided by borrowings under the UK Holdings Credit Facility.

Teesside. Historically, Teesside's primary source of funding has been capital contributions from the Company. The Company estimates that approximately (UK Pound)33.0 million will be required from April 1, 1998 through December 31, 1998 to continue development and construction of Teesside's cable/telephony network. The Company expects that such funds will be provided by borrowings under the UK Holdings Credit Facility.

Statement of Cash Flows

Cash and cash equivalents increased (UK Pound)60.8 million as of March 31, 1998 from December 31, 1997 and increased (UK Pound)3.8 million as of March 31, 1997 from December 31, 1996. Increases in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to (UK Pound)6.2 million and (UK Pound)4.1 million for the three months ended March 31, 1998 and 1997, respectively. The increase in net cash provided by operating activities as compared to the prior period is principally due to the increase in the Company's operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


Net cash provided by (used in) financing activities amounted to (UK Pound)72.6 million and ((UK Pound)965,000) for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998, net cash provided by financing activities includes (UK Pound)75.0 million of borrowings under the UK Holdings Credit Facility.

Net cash (used in) provided by investing activities was ((UK Pound)18.0) million and (UK Pound)679,000 for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998, net cash used in investing activities includes capital expenditures of (UK Pound)16.2 million and capital contributions and loans to affiliates of (UK Pound)1.8 million. During the three months ended March 31, 1997, net cash provided by investing activities includes proceeds from the sales of short-term investments of (UK Pound)27.5 million, offset principally by capital expenditures of (UK Pound)18.7 million, and capital contributions and loans to affiliates of (UK Pound)7.9 million.

Results of Operations

The Company

Summarized consolidated financial information for the Company for the three months ended March 31, 1998 and 1997 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                                    Three Months Ended
                                                                         March 31,                     Increase/(Decrease)
                                                                1998                1997             (UK Pound)          %
Revenues                                                 (UK Pound)17,576    (UK Pound)12,351    (UK Pound)5,225       42.3%
Operating, selling, general and administrative expenses            14,150              12,128              2,022       16.7
Management fees                                                       755                 843                (88)     (10.4)
                                                        -----------------   -----------------
Operating income (loss) before depreciation and
   amortization (1)                                                 2,671                (620)             3,291         NM
Depreciation and amortization                                       7,254               5,923              1,331       22.5
                                                        -----------------   -----------------
Operating loss                                                     (4,583)             (6,543)            (1,960)     (30.0)
                                                        -----------------   -----------------
Interest expense                                                    8,470               6,051              2,419       40.0
Investment income                                                  (2,229)             (2,101)               128        6.1
Equity in net losses of affiliates                                  6,415               5,152              1,263       24.5
Exchange  (gains) losses and other                                 (1,748)              4,895             (6,643)        NM
                                                        -----------------   -----------------
Net loss                                                ((UK Pound)15,491)  ((UK Pound)20,540)  ((UK Pound)5,049)     (24.6%)
                                                        =================   =================

------------
(1) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow (deficit) is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation expense and amortization expense, operating cash flow (deficit) is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow (deficit) may not be comparable to similarly titled measures of other companies. Operating cash flow (deficit) does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the three months ended March 31, 1998, as compared to the same period in 1997, are attributable to the effects of the continued development of Teesside's and Cambridge Cable's

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


operations and increased business activity resulting from the growth in the number of subscribers in their respective franchise areas.

Comcast U.K. Consulting, Inc., a wholly owned subsidiary of the Company, earns consulting fee income under consulting agreements with the Equity Investees. The consulting fee income is generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas. Consulting fee income for the three months ended March 31, 1998 and 1997 was (UK Pound)274,000 and (UK Pound)233,000, respectively.

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

Interest expense for the three months ended March 31, 1998 and 1997 was (UK Pound)8.5 million and (UK Pound)6.1 million, respectively, representing an increase of (UK Pound)2.4 million from 1997 as compared to the same period in 1998. The increase is primarily attributable to interest on borrowings under the UK Holdings Credit Facility and the compounding of interest on the 2007 Discount Debentures.

Investment income for the three months ended March 31, 1998 and 1997 was (UK Pound)2.2 million and (UK Pound)2.1 million, respectively, representing an increase of (UK Pound)100,000 from 1997 as compared to the same period in 1998. The increase is primarily due to increases in the average loan balances to the Equity Investees in 1998 as compared to the same period in 1997.

Equity in net losses of affiliates for the three months ended March 31, 1998 and 1997 was (UK Pound)6.4 million and (UK Pound)5.2 million, respectively, representing an increase of (UK Pound)1.2 million from 1997 as compared to the same period in 1998. The increase is attributable to increases in the net losses of Birmingham Cable, partially offset by reduced losses of Cable London.

Exchange (gains) losses and other for the three months ended March 31, 1998 and 1997 were ((UK Pound)1.7) million and (UK Pound)4.9 million, respectively, representing a change of (UK Pound)6.6 million from 1997 as compared to the same period in 1998. This change primarily results from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in United States ("US") dollars, on the Company's foreign exchange call option contracts and on cash held in US dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


The Operating Companies

Summarized proportionate combined financial information for the Operating Companies for the three months ended March 31, 1998 and 1997 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                                   Three Months Ended
                                                                       March 31,                    Increase/(Decrease)
                                                                1998                1997          (UK Pound)          %
Service income                                           (UK Pound)30,428     (UK Pound)22,182 (UK Pound)8,246      37.2%
Operating, selling, general and administrative expenses            24,625               21,417           3,208      15.0
                                                        -----------------    -----------------
Operating income before depreciation and
   amortization (a)                                                 5,803                  765           5,038        NM
Depreciation and amortization                                      11,498                9,496           2,002      21.1
                                                        -----------------    -----------------
Operating loss                                                     (5,695)              (8,731)         (3,036)    (34.8)
                                                        -----------------    -----------------
Interest expense                                                    7,694                4,921           2,773      56.4
Investment income                                                    (333)                (536)           (203)    (37.9)
                                                        -----------------    -----------------
Net loss                                                ((UK Pound)13,056)   ((UK Pound)13,116)  ((UK Pound)60)     (0.5%)
                                                        =================    =================

------------
(a)  See Note (1) on page 12.

Due to the similar nature of their operations, the following discussion with respect to the Operating Companies' results of operations for the three months ended March 31, 1998 and 1997 is based on their proportionate combined results of operations. Such proportionate combined results of operations have been derived from the financial statements of the Company and the Equity Investees, after giving effect to the Company's ownership interests in each of the Operating Companies as of March 31, 1998. The Company believes that presentation of proportionate combined financial data, although not in accordance with generally accepted accounting principles, facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable and Cable London under the equity method. The results of operations of Teesside and Cambridge Cable are consolidated with those of the Company.

Proportionate  combined  service  income  was  (UK  Pound)30.4  million  and (UK
Pound)22.2 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of (UK Pound)8.2 million from 1997 as compared to the same period in 1998. Substantially all of the growth in service income was due to increases in the number of cable communications and telephony subscribers, primarily as a result of additional homes passed. Approximately one-half of the Operating Companies' service income for the three months ended March 31, 1998 and 1997 is derived from monthly subscription charges and approximately one-half of their service income for these periods is derived primarily from usage charges.

Proportionate combined operating, selling, general and administrative expenses were (UK Pound)24.6 million and (UK Pound)21.4 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of (UK Pound)3.2 million from 1997 as compared to the same period in 1998. Substantially all of the increase was attributable to the continued development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers and development of the Operating Companies' franchise areas.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


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

Proportionate combined depreciation and amortization expense was (UK Pound)11.5 million and (UK Pound)9.5 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of (UK Pound)2.0 million from 1997 as compared to the same period in 1998. This increase was due to certain of the Operating Companies' discrete build areas ending their Prematurity Periods as set out under SFAS No. 51, as well as an increase in the percentage used to calculate depreciation expense as a result of an increased number of subscribers in those discrete franchise areas remaining in their Prematurity Period.

Proportionate  combined  interest  expense  was (UK  Pound)7.7  million  and (UK
Pound)4.9 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of (UK Pound)2.8 million from 1997 as compared to the same period in 1998. The increase was primarily attributable to additional borrowings under credit facilities and loans from shareholders.

Proportionate combined investment income was (UK Pound)333,000 and (UK Pound)536,000 for the three months ended March 31, 1998 and 1997, respectively, representing a decrease of (UK Pound)203,000 from 1997 as compared to the same period in 1998. The decrease was attributable to a decrease in the average balance of cash, cash equivalents and restricted cash held by the Operating Companies during the three months ended March 31, 1998, as compared to the same period in 1997.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               2.1 Agreement and Plan of Amalgamation dated as of February 4, 1998 among NTL Incorporated, NTL (Bermuda) Limited and Comcast UK Cable Partners Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 10, 1998).

               27.1 Financial Data Schedule.

          (b)  Reports on Form 8-K:

               (i) Comcast UK Cable Partners Limited filed a Current Report on Form 8-K under Item 5 on February 10, 1998 relating to its announcement of its Agreement and Plan of Amalgamation with NTL Incorporated and NTL (Bermuda) Limited.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

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





Date: May 14, 1998