Form 10-Q
period 1998-06-30
COMCAST UK CABLE PARTNERS LTD
filed 1998-08-14
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1998
                                       OR
(  ) Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the Transition Period from _________ to ________.

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
--------------------------------------------------------------------------------
(Address, including zip code, and        (Name, address, including zip code,
      telephone number,              and telephone number, including area code,
     including area code,                      of agent for service)
  of Registrant's principal
      executive offices)
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  __X__                                     No ____

                       _________________________________

As of June 30, 1998, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheet
                    as of June 30, 1998 and December 31,
                    1997 (Unaudited)...........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Six and Three Months Ended June 30,
                    1998 and 1997 (Unaudited)..................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Six Months Ended June 30,
                    1998 and 1997 (Unaudited)..................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 10

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................11 - 18

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................19

          Item 6.   Exhibits and Reports on Form 8-K..........................19

          SIGNATURE...........................................................20

                        ________________________________

This Quarterly Report on Form 10-Q contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of, the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions; the NTL Transaction (see Note 3 to Condensed Consolidated Financial Statements); strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                      June 30,         December 31,
                                                                                        1998               1997
                                                                              (in (UK Pound)000's, except share data)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents.................................................... (UK Pound)92,315  (UK Pound)37,372
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)3,065 and (UK Pound)2,598.........................................           3,805             4,255
   Other current assets..........................................................           6,798             5,419
                                                                                ----------------- -----------------
       Total current assets......................................................         102,918            47,046
                                                                                ----------------- -----------------

INVESTMENTS IN AFFILIATES........................................................          53,981            61,363
                                                                                ----------------- -----------------

PROPERTY AND EQUIPMENT...........................................................         348,960           315,702
   Accumulated depreciation .....................................................         (44,506)          (33,000)
                                                                                ----------------- -----------------
   Property and equipment, net...................................................         304,454           282,702
                                                                                ----------------- -----------------

DEFERRED CHARGES.................................................................          58,666            60,770
   Accumulated amortization......................................................         (13,082)          (13,985)
                                                                                ----------------- -----------------
   Deferred charges, net.........................................................          45,584            46,785
                                                                                ----------------- -----------------

FOREIGN EXCHANGE PUT OPTIONS, net................................................           6,584             7,958
                                                                                ----------------- -----------------
                                                                                (UK Pound)513,521 (UK Pound)445,854
                                                                                ================= =================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses.........................................(UK Pound)25,210  (UK Pound)23,605
   Accrued interest..............................................................             323
   Current portion of long-term debt.............................................           1,943             1,683
   Due to affiliates.............................................................           1,161               920
                                                                                ----------------- -----------------
       Total current liabilities.................................................          28,637            26,208
                                                                                ----------------- -----------------

LONG-TERM DEBT, less current portion.............................................         330,695           234,010
                                                                                ----------------- -----------------

FOREIGN EXCHANGE CALL OPTION.....................................................           2,515            2,688
                                                                                ----------------- -----------------

LONG-TERM DEBT, due to shareholder...............................................          11,775            11,272
                                                                                ----------------- -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred shares, (UK Pound).01 par value - authorized, 10,000,000 shares; issued, none........................................................
   Class A common shares, (UK Pound).01 par value - authorized, 50,000,000
     shares; issued, 37,231,997..................................................             372               372
   Class B common shares, (UK Pound).01 par value - authorized, 50,000,000
     shares; issued, 12,872,605..................................................             129               129
   Additional capital............................................................         358,548           358,548
   Accumulated deficit...........................................................        (219,150)         (187,373)
                                                                                ----------------- -----------------
       Total shareholders' equity................................................         139,899           171,676
                                                                                ----------------- -----------------
                                                                                (UK Pound)513,521 (UK Pound)445,854
                                                                                ================= =================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                  Six Months Ended                        Three Months Ended
                                                                      June 30,                                  June 30,
                                                             1998                 1997                 1998                 1997
                                                                       (in  (UK Pound)000's, except per share data)
REVENUES
   Service income................................    (UK Pound)36,027     (UK Pound)25,205     (UK Pound)18,725    (UK Pound)13,087
   Consulting fee income.........................                 561                  496                  287                 263
                                                   ------------------   ------------------   ------------------  ------------------
                                                               36,588               25,701               19,012              13,350
                                                   ------------------   ------------------   ------------------  ------------------

COSTS AND EXPENSES
   Operating.....................................              11,762                9,894                6,101               5,165
   Selling, general and administrative...........              17,196               14,818                8,707               7,419
   Management fees...............................               1,470                1,707                  715                 864
   Depreciation and amortization.................              14,684               12,189                7,430               6,266
                                                   ------------------   ------------------   ------------------  ------------------

                                                               45,112               38,608               22,953              19,714
                                                   ------------------   ------------------   ------------------  ------------------

OPERATING LOSS...................................              (8,524)             (12,907)              (3,941)             (6,364)

OTHER (INCOME) EXPENSE
   Interest expense..............................              17,407               12,285                8,937               6,234
   Investment income.............................              (4,489)              (4,026)              (2,260)             (1,925)
   Equity in net losses of affiliates............              11,185               10,314                4,770               5,162
   Exchange (gains) losses and other.............                (850)               2,168                  898              (2,727)
                                                   ------------------   ------------------   ------------------  ------------------
                                                               23,253               20,741               12,345               6,744
                                                   ------------------   ------------------   ------------------  ------------------

NET LOSS.........................................             (31,777)             (33,648)             (16,286)            (13,108)

ACCUMULATED DEFICIT
    Beginning of period .........................            (187,373)            (120,017)            (202,864)           (140,557)
                                                   ------------------   ------------------   ------------------  ------------------

    End of period................................  ((UK Pound)219,150)  ((UK Pound)153,665)  ((UK Pound)219,150) ((UK Pound)153,665)
                                                   ==================   ==================   ==================  ==================


NET LOSS PER SHARE...............................      ((UK Pound).63)      ((UK Pound).67)      ((UK Pound).32)     ((UK Pound).26)
                                                   ==================   ==================   ==================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD.........              50,105               50,105               50,105              50,105
                                                   ==================   ==================   ==================  ==================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                           1998                      1997
                                                                     (UK Pound)000             (UK Pound)000
OPERATING ACTIVITIES
    Net loss......................................................((UK Pound)31,777)        ((UK Pound)33,648)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
       Depreciation and amortization..............................           14,684                    12,189
       Amortization on foreign exchange contracts.................            1,374                     1,374
       Non-cash interest expense..................................           13,301                    12,015
       Non-cash investment income.................................           (1,427)                   (1,149)
       Exchange (gains) losses....................................           (2,590)                    1,780
       Equity in net losses of affiliates.........................           11,185                    10,314
                                                                   ----------------          ----------------
                                                                              4,750                     2,875

       Increase in accounts receivable and other current assets...             (929)                     (813)
       Increase in accounts payable and accrued expenses and
          accrued interest........................................            1,928                     1,178
                                                                   ----------------          ----------------
              Net cash provided by operating activities...........            5,749                     3,240
                                                                   ----------------          ----------------

FINANCING ACTIVITIES
    Repayments of debt............................................           (1,124)                     (800)
    Proceeds from borrowings......................................           86,000
    Deferred financing costs......................................           (1,634)
    Net transactions with affiliates..............................             (365)                     (272)
                                                                   ----------------          ----------------
              Net cash provided by (used in) financing activities.           82,877                    (1,072)
                                                                   ----------------          ----------------

INVESTING ACTIVITIES
    Proceeds from sales of short-term investments, net............                                     38,161
    Capital contributions and loans to affiliates.................           (1,768)                   (8,661)
    Capital expenditures..........................................          (31,701)                  (38,194)
    Deferred charges..............................................             (214)                     (461)
                                                                   ----------------          ----------------
              Net cash used in investing activities...............          (33,683)                   (9,155)
                                                                   ----------------          ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................           54,943                    (6,987)

CASH AND CASH EQUIVALENTS, beginning of period....................           37,372                    63,314
                                                                   ----------------          ----------------

CASH AND CASH EQUIVALENTS, end of period.......................... (UK Pound)92,315          (UK Pound)56,327
                                                                   ================          ================

See notes to condensed consolidated financial statements.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Comcast UK Cable Partners Limited (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of operating results for the full year.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

3.   AMALGAMATION WITH NTL

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     option to terminate the NTL Transaction, subject to the right of NTL to adjust the exchange ratio such that one share of the Company's Class A Common Shares or Class B Common Shares will be exchanged for a number of shares of NTL common stock equal to $10.00 (based on the Average Price).

     Pursuant to existing arrangements between the Company and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London PLC ("Cable London") and Birmingham Cable Corporation Limited ("Birmingham Cable"), Telewest has certain rights (the "Telewest Rights") to acquire either or both of the Company's interests in these systems (see Note 4) as a result of the NTL Transaction. However, as described in the following paragraphs, the consummation of the NTL Transaction is not dependent on the resolution of the Telewest Rights.

     If the Telewest Rights have been exercised prior to the closing of the NTL Transaction, the Company's shareholders may receive (at the option of NTL), in lieu of a portion of the consideration allocable to the interest subject to the exercised Telewest Rights, the per share proceeds from the sale of the interest to Telewest (as adjusted including for taxes), payable in cash or shares of NTL common stock valued at the greater of $30.00 per share or the Average Price at closing (the "Exercise Consideration").

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

     Of the consideration to be received by the Company's shareholders in the NTL Transaction, the parties have allocated 31% to the Company's interest in Cable London and 17% to the Company's interest in Birmingham Cable. However, if either or both of the Telewest Rights are exercised, the actual consideration to be received by the Company's shareholders may be materially different from the portion of the consideration (the "allocable portion") which has been allocated by the parties to the Company's respective interests in Cable London and Birmingham Cable, depending on, among other things, the value of these interests, as finally determined, whether NTL exercises its option to deliver the Exercise Consideration in lieu of the allocable portion, and the amount of any taxes payable by the Company on the sale of these interests.

4.   INVESTMENTS IN AFFILIATES

     The Company has invested in two affiliates: Birmingham Cable and Cable London (together, the "Equity Investees"). The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of June 30, 1998, the Company's ownership interest in the Equity Investees is as follows:

                Birmingham Cable................................27.5%
                Cable London....................................50.0%

     Included in investments in affiliates as of June 30, 1998 and December 31, 1997, are loans to Cable London of (UK Pound)28.5 million and accrued interest of (UK Pound)7.3 million and (UK Pound)6.0 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (9.5% effective rate as of June 30,

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     1998) and are subordinate to Cable London's credit facility. Of these loans, (UK Pound)21.0 million as of June 30, 1998 and December 31, 1997, are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of June 30, 1998 and December 31, 1997, are loans to Birmingham Cable of (UK Pound)3.7 million and (UK Pound)1.9 million and accrued interest of (UK Pound)248,000 and (UK Pound)133,000, respectively. The Birmingham Cable loans accrue interest at a fixed rate of 7.8% and are subordinate to Birmingham Cable's credit facility.

     Although the Company is not contractually committed to make any additional capital contributions or advances to the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interests in the Equity Investees.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                                     Birmingham           Cable
                                                                        Cable             London           Combined
                                                                  (UK Pound)000       (UK Pound)000     (UK Pound)000
     SIX MONTHS ENDED JUNE 30, 1998
     Results of operations
         Service income.........................................(UK Pound)37,975    (UK Pound)32,178    (UK Pound)70,153
         Operating, selling, general and
           administrative expenses..............................         (29,276)            (25,207)            (54,483)
         Depreciation and amortization..........................         (13,742)            (10,976)            (24,718)
         Operating loss.........................................          (5,043)             (4,005)             (9,048)
         Net loss...............................................         (19,078)            (11,530)            (30,608)
         Company's equity in net loss...........................          (5,324)             (5,861)            (11,185)

     THREE MONTHS ENDED JUNE 30, 1998
     Results of operations
         Service income.........................................          19,196              16,243              35,439
         Operating, selling, general and
           administrative expenses..............................         (14,694)            (12,544)            (27,238)
         Depreciation and amortization..........................          (7,256)             (5,520)            (12,776)
         Operating loss.........................................          (2,754)             (1,821)             (4,575)
         Net loss...............................................          (6,733)             (5,660)            (12,393)
         Company's equity in net loss...........................          (1,892)             (2,878)             (4,770)

     AT JUNE 30, 1998
     Financial position
         Current assets.........................................          11,295              11,298              22,593
         Noncurrent assets......................................         246,011             188,914             434,925
         Current liabilities....................................          21,749              22,032              43,781
         Noncurrent liabilities.................................         182,306             189,958             372,264

     SIX MONTHS ENDED JUNE 30, 1997
     Results of operations
         Service income.........................................(UK Pound)31,800    (UK Pound)24,693    (UK Pound)56,493
         Operating, selling, general and
           administrative expenses..............................         (27,645)            (22,294)            (49,939)
         Depreciation and amortization..........................         (13,035)             (8,890)            (21,925)
         Operating loss.........................................          (8,880)             (6,491)            (15,371)
         Net loss...............................................         (15,364)            (11,879)            (27,243)
         Company's equity in net loss...........................          (4,295)             (6,019)            (10,314)

     THREE MONTHS ENDED JUNE 30, 1997
     Results of operations
         Service income.........................................          16,406              13,022              29,428
         Operating, selling, general and
           administrative expenses..............................         (14,191)            (11,258)            (25,449)
         Depreciation and amortization..........................          (6,742)             (4,632)            (11,374)
         Operating loss.........................................          (4,527)             (2,868)             (7,395)
         Net loss...............................................          (8,009)             (5,770)            (13,779)
         Company's equity in net loss...........................          (2,237)             (2,925)             (5,162)

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   LONG-TERM DEBT

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

     In January 1998, UK Holdings borrowed (UK Pound)75.0 million under the UK Holdings Credit Facility. Of this initial borrowing, (UK Pound)50.4 million was paid to the Company as a dividend and (UK Pound)17.8 million was used to fund capital expenditures and working capital requirements at Cambridge Cable and Teesside. Final maturity of the UK Holdings Credit Facility is January 31, 2001. The UK Holdings Credit Facility bears interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2 1/4%. As of June 30, 1998 the Company's effective weighted average interest rate on the UK Holdings Credit Facility was 9.48%.

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

     Management fee expense is incurred under agreements between the Company on the one hand, and Comcast, the Company's controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provide consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees are based on Comcast's and Comcast Consulting's cost of providing such services. As of June 30, 1998 and December 31, 1997, due to affiliates consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     For the six and three months ended June 30, 1998 and 1997, investment income includes (UK Pound)1.4 million, (UK Pound)1.1 million, (UK Pound)733,000 and (UK Pound)620,000 of interest income, respectively, relating to the loans to the Equity Investees.

     Long-term debt due to shareholder consists of 9% Subordinated Notes payable to Holdings which are due in September 1999. For the six and three months ended June 30, 1998 and 1997, the Company recorded (UK Pound)503,000, (UK Pound)461,000, (UK Pound)258,000 and (UK Pound)237,000, respectively, of interest expense relating to such notes.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

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

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of (UK Pound)3.8 million, (UK Pound)270,000, (UK Pound)2.2 million and (UK Pound)135,000 during the six and three months ended June 30, 1998 and 1997, respectively.

     The Company's wholly owned subsidiaries incurred capital lease obligations of (UK Pound)1.7 million, (UK Pound)607,000, (UK Pound)426,000 and (UK Pound)607,000 during the six and three months ended June 30, 1998 and 1997, respectively.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast UK Cable Partners Limited and its subsidiaries (the "Company"), an indirect controlled subsidiary of Comcast Corporation ("Comcast"), are principally engaged in the development, construction, management and operation of the interests of Comcast in the United Kingdom ("UK") cable and telecommunications industry. As of June 30, 1998, the Company has interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owns a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest. The Company accounts for its interests in Birmingham Cable and Cable London (together, the "Equity Investees") under the equity method.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of June 30, 1998, the Operating Companies' systems passed more than 1,248,000 homes or approximately 78% of the homes in their franchise areas and served more than 313,000 cable subscribers, 395,000 residential telephony subscribers and 13,000 business telephony subscribers.

General Developments of Business

Amalgamation with NTL

See Note 3 to the Company's Condensed Consolidated Financial Statements included in Item 1.

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

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


In January 1998, UK Holdings borrowed (UK Pound)75.0 million under the UK Holdings Credit Facility. Of this initial borrowing, (UK Pound)50.4 million was paid to the Company as a dividend and (UK Pound)17.8 million was used to fund capital expenditures and working capital requirements at Cambridge Cable and Teesside.

Final maturity of the UK Holdings Credit Facility is January 31, 2001. The UK Holdings Credit Facility bears interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2 1/4%. As of June 30, 1998, the Company's effective weighted average interest rate on the UK Holdings Credit Facility was 9.48%.

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

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and loans to the Operating Companies in the aggregate of (UK Pound)1.8 million and (UK Pound)49.7 million during the six months ended June 30, 1998 and 1997 respectively, and (UK Pound)18.4 million during the three months ended June 30, 1997. Of these amounts, (UK Pound)1.8 million and (UK Pound)8.7 million relate to capital contributions and loans to the Equity Investees during the six months ended June 30, 1998 and 1997, respectively and (UK Pound)736,000 relates to capital contributions and loans to the Equity Investees during the three months ended June 30, 1997. Although the Company is not contractually committed to make any additional capital contributions or loans to the Equity Investees, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interests in the Equity Investees.

The Company estimates that the Operating Companies will require approximately (UK Pound)90.0 million from July 1, 1998 through December 31, 1998, to continue the build-out of their systems. Management believes that the entire (UK Pound)90.0 million required will be funded through drawdowns under currently existing credit facilities (subject to compliance with certain financial and operating covenants). If such credit facilities are not available for drawdown, the Company expects that its strategic and financial partners in the Equity Investees will provide their pro-rata share of any required fundings, although they are not contractually obligated to do so. Thus, no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, the Equity Investees will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over the Equity Investees' debt financing decisions.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


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

Birmingham Cable. Historically, Birmingham Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partners, cash from the issuance of Birmingham Cable's preference shares and borrowings under Birmingham Cable's credit facility. The Company estimates that approximately (UK Pound)13.0 million will be required from July 1, 1998 through December 31, 1998 to continue development and construction of Birmingham Cable's cable/telephony network. The Company expects that such funds will be provided by borrowings under the Birmingham Cable credit facility.

Cable London. Historically, Cable London's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partner and borrowings under Cable London's previous and current credit facilities. The Company estimates that approximately (UK Pound)24.0 million will be required from July 1, 1998 through December 31, 1998 to continue development and construction of Cable London's cable/telephony network. The Company expects that such funds will be provided by borrowings under the Cable London credit facility.

Cambridge Cable. Historically, Cambridge Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's former strategic and financial partner. The Company estimates that approximately (UK Pound)30.0 million will be required from July 1, 1998 through December 31, 1998 to continue development and construction of Cambridge Cable's cable/telephony network. The Company expects that such funds will be provided by borrowings under the UK Holdings Credit Facility.

Teesside. Historically, Teesside's primary source of funding has been capital contributions from the Company. The Company estimates that approximately (UK Pound)23.0 million will be required from July 1, 1998 through December 31, 1998 to continue development and construction of Teesside's cable/telephony network. The Company expects that such funds will be provided by borrowings under the UK Holdings Credit Facility.

Statement of Cash Flows

Cash and cash equivalents increased (UK Pound)54.9 million as of June 30, 1998 from December 31, 1997 and decreased (UK Pound)7.0 million as of June 30, 1997 from December 31, 1996. The changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to (UK Pound)5.7 million and (UK Pound)3.2 million for the six months ended June 30, 1998 and 1997, respectively. The increase in net cash provided by operating activities as compared to the

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


prior period is principally due to the increase in the Company's operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by (used in) financing activities amounted to (UK Pound)82.9 million and ((UK Pound)1.1) million for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, net cash provided by financing activities includes (UK Pound)86.0 million of borrowings under the UK Holdings Credit Facility, offset by financing costs of (UK Pound)1.6 million.

Net cash used in investing activities was (UK Pound)33.7 million and (UK Pound)9.2 million for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, net cash used in investing activities includes capital expenditures of (UK Pound)31.7 million and capital contributions and loans to affiliates of (UK Pound)1.8 million. During the six months ended June 30, 1997, net cash used in investing activities includes capital expenditures of (UK Pound)38.2 million and capital contributions and loans to affiliates of (UK Pound)8.7 million, offset by proceeds from the sales of short-term investments of (UK Pound)38.2 million.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


Results of Operations

The Company

Summarized consolidated financial information for the Company for the six and three months ended June 30, 1998 and 1997 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                                     Six Months Ended
                                                                         June 30,                 Increase/(Decrease)
                                                                  1998            1997           (UK Pound)         %
Revenues                                                 (UK Pound)36,588   (UK Pound)25,701  (UK Pound)10,887     42.4%
Operating, selling, general and administrative expenses            28,958             24,712             4,246     17.2
Management fees                                                     1,470              1,707              (237)   (13.9)
                                                        -----------------  -----------------
Operating income (loss) before depreciation and
   amortization (1)                                                 6,160               (718)            6,878       NM
Depreciation and amortization                                      14,684             12,189             2,495     20.5
                                                        -----------------  -----------------
Operating loss                                                     (8,524)           (12,907)           (4,383)   (34.0)
                                                        -----------------  -----------------
Interest expense                                                   17,407             12,285             5,122     41.7
Investment income                                                  (4,489)            (4,026)              463     11.5
Equity in net losses of affiliates                                 11,185             10,314               871      8.4
Exchange (gains) losses and other                                    (850)             2,168            (3,018)      NM
                                                        -----------------  -----------------
Net loss                                                ((UK Pound)31,777) ((UK Pound)33,648) ((UK Pound)1,871)    (5.6%)
                                                        =================  =================

                                                                  Three Months Ended
                                                                       June 30,                   Increase/(Decrease)
                                                                  1998            1997           (UK Pound)         %
Revenues                                                 (UK Pound)19,012   (UK Pound)13,350   (UK Pound)5,662      42.4%
Operating, selling, general and administrative expenses            14,808             12,584             2,224      17.7
Management fees                                                       715                864              (149)    (17.2)
                                                        -----------------  -----------------
Operating income (loss) before depreciation and
   amortization (1)                                                 3,489                (98)            3,587        NM
Depreciation and amortization                                       7,430              6,266             1,164      18.6
                                                        -----------------  -----------------
Operating loss                                                     (3,941)            (6,364)           (2,423)    (38.1)
Interest expense                                                    8,937              6,234             2,703      43.4
Investment income                                                  (2,260)            (1,925)              335      17.4
Equity in net losses of affiliates                                  4,770              5,162              (392)     (7.6)
Exchange losses (gains) and other                                     898             (2,727)            3,625        NM
                                                        -----------------  -----------------
Net loss                                                ((UK Pound)16,286) ((UK Pound)13,108)            3,178      24.2%
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


               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


     to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.


Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the six and three months ended June 30, 1998, as compared to the same periods in 1997, are attributable to the effects of the continued development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers in their respective franchise areas.

Comcast U.K. Consulting, Inc., a wholly owned subsidiary of the Company, earns consulting fee income under consulting agreements with the Equity Investees. The consulting fee income is generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas. Consulting fee income for the six and three months ended June 30, 1998 and 1997 was (UK Pound)561,000, (UK Pound)496,000, (UK Pound)287,000 and (UK
Pound)263,000, respectively.

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

Interest expense for the six and three months ended June 30, 1998 and 1997 was (UK Pound)17.4 million, (UK Pound)12.3 million, (UK Pound)8.9 million and (UK Pound)6.2 million, respectively, representing increases of (UK Pound)5.1 million and (UK Pound)2.7 million from 1997 as compared to the same periods in 1998. The increases are primarily attributable to interest on borrowings under the UK Holdings Credit Facility and the compounding of interest on the 2007 Discount Debentures.

Investment income for the six and three months ended June 30, 1998 and 1997 was (UK Pound)4.5 million, (UK Pound)4.0 million, (UK Pound)2.3 million and (UK Pound)1.9 million, respectively, representing increases of (UK Pound)463,000 and (UK Pound)335,000 from 1997 as compared to the same periods in 1998. The increases are primarily due to increases in the average loan balances to the Equity Investees in 1998 as compared to the same periods in 1997.

Equity in net losses of affiliates for the six and three months ended June 30, 1998 and 1997 was (UK Pound)11.2 million, (UK Pound)10.3 million, (UK Pound)4.8 million and (UK Pound)5.2 million, respectively, representing an increase of (UK Pound)871,000 and a decrease of (UK Pound)392,000 from 1997 as compared to the same periods in 1998. The increase from the six months ended June 30, 1997 is attributable to an increase in the net loss for Birmingham Cable. The decrease from the three months ended June 30, 1997 is attributable to a decrease in the net loss of Birmingham Cable.

Exchange (gains) losses and other for the six and three months ended June 30, 1998 and 1997 were ((UK Pound)850,000), (UK Pound)2.2 million, (UK Pound)898,000 and ((UK Pound)2.7) million, respectively, representing changes of ((UK Pound)3.0) million and (UK Pound)3.6 million from 1997 as compared to the same periods in 1998. These changes primarily results from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in United States ("US") dollars, on the Company's foreign exchange call option contracts and on cash held in US dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


The Operating Companies

Summarized proportionate combined financial information for the Operating Companies for the six and three months ended June 30, 1998 and 1997 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                                     Six Months Ended
                                                                          June 30,                     Increase/(Decrease)
                                                                 1998                1997            (UK Pound)           %
Service income                                           (UK Pound)62,548    (UK Pound)46,287     (UK Pound)16,261       35.1%
Operating, selling, general and administrative expenses            49,917              43,630                6,287       14.4
                                                        -----------------   -----------------
Operating income before depreciation and
   amortization (a)                                                12,631               2,657                9,974         NM
Depreciation and amortization                                      23,416              19,645                3,771       19.2
                                                        -----------------   -----------------
Operating loss                                                    (10,785)            (16,988)              (6,203)     (36.5)
Interest expense                                                   14,127              10,155                3,972       39.1
Investment income                                                    (671)               (979)                (308)     (31.5)
                                                        -----------------   -----------------
Net loss                                                ((UK Pound)24,241)  ((UK Pound)26,164)    ((UK Pound)1,923)      (7.3%)
                                                        =================   =================

                                                                  Three Months Ended
                                                                       June 30,                        Increase/(Decrease)
                                                                 1998                1997            (UK Pound)           %
Service income                                           (UK Pound)32,120    (UK Pound)24,105      (UK Pound)8,015       33.3%
Operating, selling, general and administrative expenses            25,292              22,214                3,078       13.9
                                                        -----------------   -----------------
Operating income before depreciation and
   amortization (a)                                                 6,828               1,891                4,937         NM
Depreciation and amortization                                      11,918              10,149                1,769       17.4
                                                        -----------------   -----------------
Operating loss                                                     (5,090)             (8,258)              (3,168)     (38.4)
Interest expense                                                    6,433               5,234                1,199       22.9
Investment income                                                    (338)               (443)                (105)     (23.7)
                                                        -----------------   -----------------
Net loss                                                ((UK Pound)11,185)  ((UK Pound)13,049)    ((UK Pound)1,864)     (14.3%)
                                                        =================   =================

------------
(a)  See Note (1) on page 15.

Due to the similar nature of their operations, the following discussion with respect to the Operating Companies' results of operations for the six and three months ended June 30, 1998 and 1997 is based on their proportionate combined results of operations. Such proportionate combined results of operations have been derived from the financial statements of the Company and the Equity Investees, after giving effect to the Company's ownership interests in each of the Operating Companies as of June 30, 1998. The Company believes that presentation of proportionate combined financial data, although not in accordance with generally accepted accounting principles, facilitates the understanding and assessment of its operating performance since the Company accounts for its interests in Birmingham Cable and Cable London under the equity method. The results of operations of Teesside and Cambridge Cable are consolidated with those of the Company.

Proportionate combined service income was (UK Pound)62.5 million, (UK Pound)46.3 million, (UK Pound)32.1 million and (UK Pound)24.1 million for the six and three months ended June 30, 1998 and 1997, respectively, representing increases of (UK Pound)16.2 million and (UK Pound)8.0 million from 1997 as compared to the same periods in 1998. Substantially all of the growth in service income was due to increases in the number of cable communications and telephony subscribers, primarily as a result of additional homes passed. Approximately one-half of the Operating Companies' service income for the six and three months

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


ended June 30, 1998 and 1997 is derived from monthly subscription charges and approximately one-half of their service income for these periods is derived primarily from usage charges.

Proportionate combined operating, selling, general and administrative expenses were (UK Pound)49.9 million, (UK Pound)43.6 million, (UK Pound)25.3 million and (UK Pound)22.2 million for the six and three months ended June 30, 1998 and 1997, respectively, representing increases of (UK Pound)6.3 million and (UK Pound)3.1 million from 1997 as compared to the same periods in 1998.
Substantially   all  of  the  increases  were   attributable  to  the  continued
development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers and development of the Operating Companies' franchise areas.

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

Proportionate combined depreciation and amortization expense was (UK Pound)23.4 million, (UK Pound)19.6 million, (UK Pound)11.9 million and (UK Pound)10.1 million for the six and three months ended June 30, 1998 and 1997, respectively, representing increases of (UK Pound)3.8 million and (UK Pound)1.8 million from 1997 as compared to the same periods in 1998. The increases were due to certain of the Operating Companies' discrete build areas ending their Prematurity Periods as set out under SFAS No. 51, as well as an increase in the percentage used to calculate depreciation expense as a result of an increased number of subscribers in those discrete franchise areas remaining in their Prematurity Period.

Proportionate combined interest expense was (UK Pound)14.1 million, (UK Pound)10.2 million, (UK Pound)6.4 million and (UK Pound)5.2 million for the six and three months ended June 30, 1998 and 1997, respectively, representing increases of (UK Pound)3.9 million and (UK Pound)1.2 million from 1997 as compared to the same periods in 1998. The increases were primarily attributable to additional borrowings under credit facilities and loans from shareholders.

Proportionate combined investment income was (UK Pound)671,000, (UK Pound)979,000, (UK Pound)338,000 and (UK Pound)443,000 for the six and three months ended June 30, 1998 and 1997, respectively, representing decreases of (UK Pound)308,000 and (UK Pound)105,000 from 1997 as compared to the same periods in 1998. The decreases were attributable to decreases in the average balance of cash, cash equivalents and restricted cash held by the Operating Companies during the six and three months ended June 30, 1998, as compared to the same periods in 1997.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               2.1 Amendment No. 1 dated May 28, 1998 to Agreement and Plan of Amalgamation dated as of February 4, 1998 among NTL
                    Incorporated, NTL (Bermuda) Limited and Comcast UK Cable Partners Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 4, 1998.)

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K:

               (i) Comcast UK Cable Partners Limited filed a Current Report on Form 8-K under Item 5 on June 4, 1998 relating to Amendment No. 1 to the Agreement and Plan of Amalgamation with NTL Incorporated and NTL (Bermuda) Limited dated May 28, 1998, pursuant to which the termination date was extended from August 4, 1998 to October 5, 1998.

               COMCAST UK CABLE PARTNERS LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMCAST UK CABLE PARTNERS LIMITED
                              --------------------------------------------------






                              /s/ John R. Alchin
                              --------------------------------------------------
                              John R. Alchin
                              Senior Vice President and
                              Treasurer
                              (Principal Financial Officer)





Date: August 14, 1998