Form 10-Q
period 1998-09-30
NTL BERMUDA LTD
filed 1998-11-13
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 1998
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                         Commission File Number 0-24792

                              NTL (BERMUDA) LIMITED
             (Exact name of registrant as specified in its charter)


                   Bermuda                                Not Applicable
--------------------------------------------------------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                 Cedar House                      Secretary NTL Incorporated
               41 Cedar Avenue                       110 East 59th Street
          Hamilton, HM 12, Bermuda                    New York, NY 10022
               (441) 295-2244                           (212) 906-8440
--------------------------------------------------------------------------------
      (Address, including zip code, and      (Name, address, including zip code,
   telephone number, including area code,     and telephone number, including
of Registrant's principal executive offices)   area code, of agent for service)

                        COMCAST UK CABLE PARTNERS LIMITED
                                 Clarendon House
                              2 Church Street West
                            Hamilton, HM 11, Bermuda
--------------------------------------------------------------------------------
                        (Former Name and Former Address)

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  __X__                                            No ____

                           --------------------------

As of September 30, 1998, there were 37,231,997 Class A Common Shares and 12,872,605 Class B Common Shares outstanding.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheet
                    as of September 30, 1998 and December 31,
                    1997 (Unaudited)..........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Nine and Three Months Ended September 30,
                    1998 and 1997 (Unaudited).................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Nine Months Ended September 30,
                    1998 and 1997 (Unaudited).................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).....................5 - 10

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................11 - 17

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings........................................18

          Item 6.   Exhibits and Reports on Form 8-K.........................18

          SIGNATURE..........................................................19

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

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                    September 30,     December 31,
                                                                                        1998              1997
                                                                                    (Unaudited)        (See Note)
                                                                               (in (UK Pound)000's, except share data)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents.................................................... (UK Pound)86,363  (UK Pound)37,372
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)3,204 and (UK Pound)2,598.........................................           4,075             4,255
   Other current assets..........................................................           5,932             5,419
                                                                                ----------------- -----------------
       Total current assets......................................................          96,370            47,046
                                                                                ----------------- -----------------

INVESTMENTS IN AFFILIATES........................................................          50,307            61,363
                                                                                ----------------- -----------------

PROPERTY AND EQUIPMENT...........................................................         364,693           315,702
   Accumulated depreciation .....................................................         (51,205)          (33,000)
                                                                                ----------------- -----------------
   Property and equipment, net...................................................         313,488           282,702
                                                                                ----------------- -----------------

DEFERRED CHARGES.................................................................          58,785            60,770
   Accumulated amortization......................................................         (14,587)          (13,985)
                                                                                ----------------- -----------------
   Deferred charges, net.........................................................          44,198            46,785
                                                                                ----------------- -----------------

FOREIGN EXCHANGE PUT OPTIONS, net................................................           5,886             7,958
                                                                                ----------------- -----------------
                                                                                (UK Pound)510,249 (UK Pound)445,854
                                                                                ================= =================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................ (UK Pound)25,783  (UK Pound)23,605
   Accrued interest..............................................................             271
   Current portion of long-term debt.............................................          94,941             1,683
   Notes payable to Comcast U.K. Holdings, Inc...................................          12,037
   Other.........................................................................             809               920
                                                                                ----------------- -----------------
       Total current liabilities.................................................         133,841            26,208
                                                                                ----------------- -----------------

LONG-TERM DEBT, less current portion.............................................         246,677           234,010
                                                                                ----------------- -----------------

FOREIGN EXCHANGE CALL OPTION.....................................................           2,562             2,688
                                                                                ----------------- -----------------

NOTES PAYABLE TO COMCAST U.K. HOLDINGS, INC......................................                            11,272
                                                                                ----------------- -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred shares, (UK Pound).01 par value - authorized, 10,000,000 shares; issued, none........................................................
   Class A common shares, (UK Pound).01 par value - authorized, 50,000,000
     shares; issued, 37,231,997..................................................             372               372
   Class B common shares, (UK Pound).01 par value - authorized, 50,000,000
     shares; issued, 12,872,605..................................................             129               129
   Additional capital............................................................         358,548           358,548
   Accumulated deficit...........................................................        (231,880)         (187,373)
                                                                                ----------------- -----------------
       Total shareholders' equity................................................         127,169           171,676
                                                                                ----------------- -----------------
                                                                                (UK Pound)510,249 (UK Pound)445,854
                                                                                ================= =================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                             Nine Months Ended                         Three Months Ended
                                                                September 30,                             September 30,
                                                          1998                1997                   1998               1997
                                                                     (in  (UK Pound)000's, except per share data)
REVENUES
   Service income.................................  (UK Pound)55,692     (UK Pound)39,166     (UK Pound)19,665     (UK Pound)13,961
   Consulting fee income..........................               840                  776                  279                  280
                                                  ------------------   ------------------   ------------------   ------------------
                                                              56,532               39,942               19,944               14,241
                                                  ------------------   ------------------   ------------------   ------------------

COSTS AND EXPENSES
   Operating......................................            18,147               14,484                6,385                4,590
   Selling, general and administrative............            26,089               22,720                8,893                7,902
   Management fees................................             2,174                2,494                  704                  787
   Depreciation and amortization..................            22,952               18,830                8,268                6,641
                                                  ------------------   ------------------   ------------------   ------------------

                                                              69,362               58,528               24,250               19,920
                                                  ------------------   ------------------   ------------------   ------------------

OPERATING LOSS....................................           (12,830)             (18,586)              (4,306)              (5,679)

INVESTMENT (INCOME) EXPENSE
   Interest expense...............................            26,751               18,706                9,344                6,421
   Investment income..............................            (6,752)              (5,807)              (2,263)              (1,781)
   Equity in net losses of affiliates.............            15,916               15,509                4,731                5,195
   Exchange (gains) losses and other..............            (4,238)               7,336               (3,388)               5,168
                                                  ------------------   ------------------   ------------------   ------------------
                                                              31,677               35,744                8,424               15,003
                                                  ------------------   ------------------   ------------------   ------------------

NET LOSS..........................................           (44,507)             (54,330)             (12,730)             (20,682)

ACCUMULATED DEFICIT
    Beginning of period ..........................          (187,373)            (120,017)            (219,150)            (153,665)
                                                  ------------------   ------------------   ------------------   ------------------

    End of period.................................((UK Pound)231,880)  ((UK Pound)174,347)  ((UK Pound)231,880)  ((UK Pound)174,347)
                                                  ==================   ==================   ==================   ==================


NET LOSS PER SHARE................................    ((UK Pound).89)     ((UK Pound)1.08)      ((UK Pound).25)      ((UK Pound).41)
                                                  ==================   ==================   ==================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD..........            50,105               50,105               50,105               50,105
                                                  ==================   ==================   ==================   ==================

See notes to condensed consolidated financial statements.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                         1998                      1997
                                                                    (UK Pound)000             (UK Pound)000
OPERATING ACTIVITIES
    Net loss......................................................((UK Pound)44,507)        ((UK Pound)54,330)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
       Depreciation and amortization..............................           22,952                    18,830
       Amortization on foreign exchange contracts.................            2,072                     2,072
       Non-cash interest expense..................................           20,168                    18,300
       Non-cash investment income.................................           (2,181)                   (1,825)
       Exchange (gains) losses....................................           (7,211)                    7,116
       Equity in net losses of affiliates.........................           15,916                    15,509
       (Increase) decrease in accounts receivable and other
          current assets .........................................             (333)                      150
       Increase in accounts payable and accrued expenses and
          accrued interest........................................            2,449                     3,177
                                                                   ----------------          ----------------

              Net cash provided by operating activities...........            9,325                     8,999
                                                                   ----------------          ----------------

FINANCING ACTIVITIES
    Repayments of debt............................................           (1,567)                   (1,111)
    Proceeds from borrowings......................................           93,000
    Deferred financing costs......................................           (1,634)
    Net transactions with affiliates..............................           (1,020)                   (1,517)
                                                                   ----------------          ----------------

              Net cash provided by (used in) financing activities.           88,779                    (2,628)
                                                                   ----------------          ----------------

INVESTING ACTIVITIES
    Proceeds from sales of short-term investments, net............                                     45,805
    Capital contributions and loans to affiliates.................           (1,768)                   (8,670)
    Capital expenditures..........................................          (47,012)                  (59,709)
    Deferred charges..............................................             (333)                     (687)
                                                                   ----------------          ----------------

              Net cash used in investing activities...............          (49,113)                  (23,261)
                                                                   ----------------          ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................           48,991                   (16,890)

CASH AND CASH EQUIVALENTS, beginning of period....................           37,372                    63,314
                                                                   ----------------          ----------------

CASH AND CASH EQUIVALENTS, end of period.......................... (UK Pound)86,363          (UK Pound)46,424
                                                                   ================          ================

See notes to condensed consolidated financial statements.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1998 and 1997, and the condensed consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by NTL (Bermuda) Limited (formerly Comcast UK Cable Partners Limited) (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of operating results for the full year.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130, which had no effect on the consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is assessing whether changes in reporting will be required upon the adoption of this new standard. The Company will adopt SFAS No. 131 for fiscal year ending December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   AMALGAMATION WITH NTL

     Effective October 29, 1998, NTL Incorporated ("NTL"), NTL (Bermuda) Limited, a wholly owned subsidiary of NTL, and Comcast UK Cable Partners Limited ("Partners") consummated a transaction (the "Amalgamation") pursuant to the Agreement and Plan of Amalgamation, dated February 4, 1998, as amended, among the same (the "Amalgamation Agreement"), whereby NTL (Bermuda) Limited amalgamated with Partners, such that the separate existence of NTL (Bermuda) Limited and Partners continued in the form of the company that resulted from the Amalgamation and which is a wholly owned subsidiary of NTL (the "Amalgamated Company"). Under the terms of the Amalgamation Agreement, shareholders of Partners received 0.3745 shares of common stock of NTL in consideration for each of their shares of common stock of Partners. Accordingly, as a result of the Amalgamation, shareholders of Partners received a total of approximately 18,700,000 shares of NTL common stock, representing approximately 31.2% of the shares of NTL common stock outstanding after giving effect to the consummation of the Amalgamation.

     The Amalgamated Company shall operate under the name "NTL (Bermuda) Limited". Effective as of the Amalgamation, (i) the memorandum of association of NTL (Bermuda) Limited shall be the memorandum of the Amalgamated Company until thereafter changed or amended as provided therein or by applicable law, (ii) the bye-laws of NTL (Bermuda) Limited, as in effect immediately prior to the Amalgamation, shall be the bye-laws of the Amalgamated Company until thereafter changed or amended as provided therein or by applicable law and (iii) the persons serving as directors and officers of NTL (Bermuda) Limited immediately prior to the Amalgamation shall be the directors and officers, respectively, of the Amalgamated Company until their successors shall have been duly elected or appointed or qualified or until their earlier death, resignation or removal.

     Immediately following the Amalgamation, the Amalgamated Company and Bank of Montreal Trust Company, as trustee, executed a First Supplemental Indenture (the "First Supplemental Indenture") relating to Partner's 11.20% Senior Discount Debentures due 2007 (the "Debentures"), which provides for the assumption by the Amalgamated Company of the liabilities and the obligations of Partners under the Indenture, dated as of November 15, 1995, governing the Debentures (together with the First Supplemental Indenture, the "Indenture") and the Debentures issued pursuant thereto. The First Supplemental Indenture likewise provides that the Amalgamated Company shall succeed to, and be substituted for, and may exercise every right and power of, Partners under the Indenture and the Debentures.

     Pursuant to existing arrangements between Partners and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London PLC ("Cable London") and Birmingham Cable Corporation Limited ("Birmingham Cable"), Telewest had certain rights to acquire either or both of Partner's interests in these systems (see Note 4) as a result of the Amalgamation. On August 14, 1998, Partners and NTL entered into an agreement (the "Telewest Agreement") with Telewest relating to Partner's ownership interests in Birmingham Cable, Partner's and Telewest's respective ownership interests in Cable London and certain other related matters. Pursuant to the Telewest Agreement, Partners sold its 27.5% ownership interest in Birmingham Cable to Telewest for (UK Pound)125 million, plus (UK Pound)5 million for certain subordinated debt and fees. Partners and Telewest have also agreed within a certain time period to rationalize their joint ownership of Cable London pursuant to an agreed procedure (the "Shoot-out"). Between April 29 and July 29, 1999, the Amalgamated Company can notify Telewest of the price at which it is willing to sell its 50% ownership interest in Cable London to Telewest. Following such notification, Telewest at its option will be required at that price to either purchase the Amalgamated Company's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to the Amalgamated Company. If the Amalgamated Company fails to give notice to Telewest during the Shoot-out period, it will be deemed to have given a notice to Telewest offering to sell its Cable London interest for (UK Pound)100 million. The sale or purchase by the Company as per the Cable London Shoot-out is expected to be completed by November 1999.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   INVESTMENTS IN AFFILIATES

     The Company has invested in two affiliates: Birmingham Cable and Cable London (together, the "Equity Investees"). The Equity Investees operate integrated cable communications, residential telephony and business telecommunications systems in their respective major metropolitan areas under exclusive cable television licenses and non-exclusive telecommunications licenses. As of September 30, 1998, the Company's ownership interest in the Equity Investees is as follows:

               Birmingham Cable................................27.5%
               Cable London....................................50.0%

     Included in investments in affiliates as of September 30, 1998 and December 31, 1997, are loans to Cable London of (UK Pound)28.5 million and accrued interest of (UK Pound)8.0 million and (UK Pound)6.0 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (9.5% effective rate as of September 30, 1998) and are subordinate to Cable London's credit facility. Of these loans, (UK Pound)21.0 million as of September 30, 1998 and December 31, 1997, are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of September 30, 1998 and December 31, 1997, are loans to Birmingham Cable of (UK Pound)3.7 million and (UK Pound)1.9 million and accrued interest of (UK Pound)320,000 and (UK Pound)133,000, respectively. The Birmingham Cable loans accrue interest at a fixed rate of 7.8% and are subordinate to Birmingham Cable's credit facility.

     As described in Note 3, the Company sold its interest in Birmingham Cable in October 1998 for (UK Pound)125 million, plus (UK Pound)5 million for certain subordinated debt and fees. The Company will record a gain on the sale of Birmingham Cable of approximately (UK Pound)110 million in the fourth quarter of 1998. Also, the Company and Telewest have agreed to the Cable London Shoot-out pursuant to which the Company will either sell its interest in Cable London to Telewest or Telewest will sell its interest in Cable London to the Company. The sale or purchase by the Company as per the Cable London Shoot-out is expected to be completed by November 1999.

     Although the Company is not contractually committed to make any additional capital contributions or advances to Cable London, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interest in Cable London.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                                       Birmingham             Cable
                                                                          Cable              London                 Combined
                                                                      (UK Pound)000       (UK Pound)000         (UK Pound)000
     NINE MONTHS ENDED SEPTEMBER 30, 1998
     Results of operations
         Service income............................................(UK Pound)57,385     (UK Pound)48,926      (UK Pound)106,311
         Operating, selling, general and
           administrative expenses.................................         (43,690)             (38,244)               (81,934)
         Depreciation and amortization.............................         (20,717)             (16,611)               (37,328)
         Operating loss............................................          (7,022)              (5,929)               (12,951)
         Net loss..................................................         (25,067)             (17,523)               (42,590)
         Company's equity in net loss..............................          (7,010)              (8,906)               (15,916)

     THREE MONTHS ENDED SEPTEMBER 30, 1998
     Results of operations
         Service income............................................          19,410               16,748                 36,158
         Operating, selling, general and
           administrative expenses.................................         (14,414)             (13,037)               (27,451)
         Depreciation and amortization.............................          (6,975)              (5,635)               (12,610)
         Operating loss............................................          (1,979)              (1,924)                (3,903)
         Net loss..................................................          (5,989)              (5,993)               (11,982)
         Company's equity in net loss..............................          (1,686)              (3,045)                (4,731)

     AT SEPTEMBER 30, 1998
     Financial position
         Current assets............................................          14,858                8,774                 23,632
         Noncurrent assets.........................................         244,384              190,803                435,187
         Current liabilities.......................................          26,570               19,899                 46,469
         Noncurrent liabilities....................................         185,410              197,448                382,858

     NINE MONTHS ENDED SEPTEMBER 30, 1997
     Results of operations
         Service income............................................          49,146               38,162                87,308
         Operating, selling, general and
           administrative expenses.................................         (42,411)             (34,007)              (76,418)
         Depreciation and amortization.............................         (18,031)             (13,930)              (31,961)
         Operating loss............................................         (11,296)              (9,775)              (21,071)
         Net loss..................................................         (21,715)             (18,625)              (40,340)
         Company's equity in net loss..............................          (6,077)              (9,432)              (15,509)

     THREE MONTHS ENDED SEPTEMBER 30, 1997
     Results of operations
         Service income............................................          17,346               13,469                30,815
         Operating, selling, general and
           administrative expenses.................................         (14,766)             (11,713)              (26,479)
         Depreciation and amortization.............................          (4,996)              (5,040)              (10,036)
         Operating loss............................................          (2,416)              (3,284)               (5,700)
         Net loss..................................................          (6,351)              (6,746)              (13,097)
         Company's equity in net loss..............................          (1,782)              (3,413)               (5,195)

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     Final maturity of the UK Holdings Credit Facility is January 31, 2001. The UK Holdings Credit Facility bears interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2 1/4%. As of
     September 30, 1998 the Company's effective weighted average interest rate on the UK Holdings Credit Facility was 9.33%.

     The consummation of the Amalgamation resulted in a change in control, as defined in the UK Holdings Credit Facility, and all amounts outstanding thereunder became immediately due and payable. The Company repaid the approximately (UK Pound)100 million outstanding on October 29, 1998 using proceeds from the sale of the Birmingham Cable interest. The banks have agreed to suspend the UK Holdings Credit Facility for 90 days pending the renegotiation of the facility. The amount outstanding under the UK Holdings Credit Facility of (UK Pound)93 million as of September 30, 1998 is classified as current on the Company's condensed consolidated balance sheet as of that date.

6.   RELATED PARTY TRANSACTIONS

     Comcast U.K. Consulting, Inc., a wholly owned subsidiary of the Company, earned consulting fee income under consulting agreements with the Equity Investees. The consulting fee income was generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas. The consulting agreements were terminated pursuant to the Telewest Agreement.

     The Company's right to receive consulting fee payments from the Equity Investees was subordinated to the banks under their credit facilities. Accordingly, these fees have been classified as long-term receivables and are included in investments in affiliates in the Company's condensed consolidated balance sheet. In addition, the Company's shares in Cable London have been pledged to secure amounts outstanding under Cable London's revolving credit facility.

     Management fee expense was incurred under agreements between the Company on the one hand, and Comcast Corporation ("Comcast"), the Company's former controlling shareholder, and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provided consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees were based on Comcast's and Comcast Consulting's cost of providing such services. As of September 30, 1998 and December 31, 1997, other current liabilities consists primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company.

     For the nine and three months ended September 30, 1998 and 1997, investment income includes (UK Pound)2.2 million, (UK Pound)1.8 million, (UK Pound)754,000 and (UK Pound)676,000 of interest income, respectively, relating to the loans to the Equity Investees.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     Long-term debt due to shareholder consists of 9% Subordinated Notes payable to Comcast U.K. Holdings, Inc. which are due in September 1999. For the nine and three months ended September 30, 1998 and 1997, the Company recorded (UK Pound)765,000, (UK Pound)700,000, (UK Pound)262,000 and (UK Pound)239,000, respectively, of interest expense relating to such notes.

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

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of (UK Pound)6.3 million, (UK Pound)406,000, (UK Pound)2.5 million and (UK Pound)136,000 during the nine and three months ended September 30, 1998 and 1997, respectively.

     The Company's wholly owned subsidiaries incurred capital lease obligations of (UK Pound)2.2 million, (UK Pound)1.5 million, (UK Pound)486,000 and (UK Pound)852,000 during the nine and three months ended September 30, 1998 and 1997, respectively.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NTL (Bermuda) Limited (formerly Comcast UK Cable Partners Limited) and its subsidiaries (the "Company") are principally engaged in the development, construction, management and operation of companies in the United Kingdom ("UK") cable and telecommunications industry. As of September 30, 1998, the Company had interests in four operations (the "Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which the Company owned a 27.5% interest, Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest. The Company accounts for its interests in Birmingham Cable and Cable London (together, the "Equity Investees") under the equity method.

When build-out of the Operating Companies' systems is complete, these systems are expected to have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. As of September 30, 1998, the Operating Companies' systems passed more than 1,280,000 homes or approximately 80% of the homes in their franchise areas and served more than 320,000 cable subscribers, 410,000 residential telephony subscribers and 14,000 business telephony subscribers.

General Developments of Business

Amalgamation with NTL, Sale of Birmingham Cable Interest and Cable London Shoot-out

See Note 3 to the Company's Condensed Consolidated Financial Statements included in Item 1.

Liquidity and Capital Resources

The Company

Historically, the Company has financed its cash requirements, including its investments in the Equity Investees, through capital contributions from its former shareholders, as well as proceeds from the Company's initial public offering of 15.0 million of its Class A Common Shares (net proceeds of $209.4 million or (UK Pound)132.6 million) in September 1994 and from the Company's offering of its $517.3 million principal amount at maturity 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures") (net proceeds of $291.1 million or (UK Pound)186.9 million) in November 1995. Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends. The Operating Companies are not expected to pay any dividends or advances in the foreseeable future.

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

Final maturity of the UK Holdings Credit Facility is January 31, 2001. The UK Holdings Credit Facility bears interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2 1/4%. As of

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


September 30, 1998, the Company's effective weighted average interest rate on the UK Holdings Credit Facility was 9.33%.

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

The consummation of the Amalgamation resulted in a change in control, as defined in the UK Holdings Credit Facility, and all amounts outstanding thereunder became immediately due and payable. The Company repaid the approximately (UK Pound)100 million outstanding on October 29, 1998 using proceeds from the sale of the Birmingham Cable interest. The banks have agreed to suspend the UK Holdings Credit Facility for 90 days pending the renegotiation of the facility. The amount outstanding under the UK Holdings Credit Facility of (UK Pound)93 million as of September 30, 1998 is classified as current on the Company's condensed consolidated balance sheet as of that date.

In August 1998, the Company and NTL Incorporated entered into an agreement with Telewest Communications plc relating to Partners' and Telewest's respective 50% ownership interests in Cable London PLC and certain other related matters. Pursuant to this agreement, between April 29 and July 29, 1999, the Company can notify Telewest of the price at which it is willing to sell its 50% ownership in Cable London to Telewest. Following such notification, Telewest at its option will be required at that price to either purchase the Company's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to the Company. If the Company fails to give notice to Telewest during the Shoot-out period, it will be deemed to have given a notice to Telewest offering to sell its Cable London interest for (UK Pound)100 million. The sale or purchase by the Company as per the Cable London Shoot-out is expected to be completed by November 1999.

Except for its working capital requirements, the Company's cash needs will depend on management's investment decisions. Investment considerations include
(i) whether further capital contributions will be made to Cable London, (ii) whether the Operating Companies can obtain debt financing, (iii) whether the Operating Companies will be able to generate positive operating cash flow, (iv) the timing of the build-out of the Operating Companies' systems, and (v) whether there may be future acquisitions and trades funded in cash or the Company's shares. There are no agreements or negotiations for specific material acquisitions currently pending.

Historically, the Company has made investments in the Equity Investees in conjunction with proportionate investments by its strategic and financial partners. The Company made capital contributions and loans to the Operating Companies in the aggregate of (UK Pound)1.8 million and (UK Pound)66.4 million during the nine months ended September 30, 1998 and 1997 respectively, and (UK Pound)16.7 million during the three months ended September 30, 1997. Of these amounts, (UK Pound)1.8 million and (UK Pound)8.7 million relate to capital contributions and loans to the Equity Investees during the nine months ended September 30, 1998 and 1997, respectively and (UK Pound)9,000 relates to capital contributions and loans to the Equity Investees during the three months ended September 30, 1997. Although the Company is not contractually committed to make any additional capital contributions or loans to Cable London, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interest in Cable London.

The Company estimates that the Operating Companies (excluding Birmingham Cable) will require approximately (UK Pound)54.0 million from October 1, 1998 through December 31, 1998, to continue the build-out of their systems. Management believes that the entire (UK Pound)54.0 million required will be funded through cash from operations or from cash on hand, and, for Cable London, through drawdowns under currently existing credit facilities (subject to compliance with certain financial and operating covenants). If such credit facilities are not available for drawdown, the Company

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

expects that its strategic and financial partners in Cable London will provide their pro-rata share of any required fundings, although they are not contractually obligated to do so. Thus, no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, Cable London will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over Cable London's debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its system could result in loss of its cable franchises and licenses.

The Company's ability to meet its long-term liquidity and capital requirements is contingent upon the Operating Companies' ability to generate positive operating cash flow and obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions.

The Operating Companies

The following is a discussion of the liquidity and capital resources of each of the Operating Companies excluding Birmingham Cable. Such financial information has not been adjusted for the Company's proportionate ownership percentages in the Operating Companies.

Cable London. Historically, Cable London's primary sources of funding have been capital contributions and loans from the Company and the Company's strategic and financial partner and borrowings under Cable London's previous and current credit facilities. The Company estimates that approximately (UK Pound)16.0 million will be required from October 1, 1998 through December 31, 1998 to continue development and construction of Cable London's cable/telephony network. The Company expects that such funds will be provided by borrowings under the Cable London credit facility.

Cambridge Cable. Historically, Cambridge Cable's primary sources of funding have been capital contributions and loans from the Company and the Company's former strategic and financial partner. The Company estimates that approximately (UK Pound)25.0 million will be required from October 1, 1998 through December 31, 1998 to continue development and construction of Cambridge Cable's cable/telephony network. The Company expects that such funds will be provided by cash from operations or capital contributions or loans from the Company.

Teesside. Historically, Teesside's primary source of funding has been capital contributions from the Company. The Company estimates that approximately (UK Pound)13.0 million will be required from October 1, 1998 through December 31, 1998 to continue development and construction of Teesside's cable/telephony network. The Company expects that such funds will be provided by cash from operations or capital contributions or loans from the Company.

Statement of Cash Flows

Cash and cash equivalents increased (UK Pound)49.0 million as of September 30, 1998 from December 31, 1997 and decreased (UK Pound)16.9 million as of September 30, 1997 from December 31, 1996. The changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to (UK Pound)9.3 million and (UK Pound)9.0 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in net cash provided by operating activities as compared to the prior period is principally due to the increase in the Company's operating income before depreciation and amortization.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

Net cash provided by (used in) financing activities amounted to (UK Pound)88.8 million and ((UK Pound)2.6) million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, net cash provided by financing activities includes (UK Pound)93.0 million of borrowings under the UK Holdings Credit Facility.

Net cash used in investing activities was (UK Pound)49.1 million and (UK Pound)23.3 million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, net cash used in investing activities includes capital expenditures of (UK Pound)47.0 million and capital contributions and loans to affiliates of (UK Pound)1.8 million. During the nine months ended September 30, 1997, net cash used in investing activities includes capital expenditures of (UK Pound)59.7 million and capital contributions and loans to affiliates of (UK Pound)8.7 million, offset, in part, by proceeds from the sales of short-term investments of (UK Pound)45.8 million.

Year 2000 Issues

Strategy

The Company's operations are conducted through its Operating Companies, each of which has different configurations of hardware and software. The Company itself is a holding company with very limited activities. The Company uses personal computers and software that will be Year 2000 ready in the near future at a nominal cost. Each of the Operating Companies is conducting its own program for Year 2000 compliance. Each of the Operating Companies has appointed a senior manager to be responsible for achieving Year 2000 readiness, and has set up an internal progress and review process. This includes assessing the progress of significant vendors in achieving Year 2000 readiness.

Status to Date

The Operating Companies utilize hardware and software from vendors for substantially all of their activities, including billing, customer service and the operation of the network. The Operating Companies, therefore, are working with these third-party vendors to ensure Year 2000 readiness. It is possible that one or more suppliers will not be able to provide the Operating Companies with reasonable assurances that they will be ready for the Year 2000, in which case the Company expects the Operating Companies will seek another vendor. No assurance, however, can be given that such alternative will be available.

The Operating Companies have already received assurances from vendors of its main service platforms, including vendors of its telephony switches, cable TV subsystems, and customer management systems ("CMS"), with the exception of Cambridge Cable's CMS, that they expect to be Year 2000 ready. The cost of the necessary software upgrades is generally included in the Operating Companies maintenance contracts with its vendors.

Costs

There are few major costs directly attributable to the Year 2000 issues, as suppliers will include any remedial software in their normal upgrade process.

For the smaller systems, such as PCs, there has or will be some acceleration of routine replacement and upgrades to ensure all systems are Year 2000 ready. The Company estimates that this acceleration will result in approximately $500,000 per Operating Company incurred in 1999.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


Risks

The primary risks of a serious business-affecting Year 2000 problem arise from two separate external sources:

First, a major utility (such as power, water, major telecommunications company or public sector entity) fails to operate at or after the Year 2000. This risk, which is beyond the Company's control or ability to monitor, could significantly adversely affect the Company's financial condition and results of operations.

Second, a supplier of mission critical software fails to timely deliver suitable Year 2000 software, despite its written assurances. Any such failure could significantly adversely affect the Company's financial condition and results of operations. The Operating Companies' Year 2000 project managers' primary task is to prevent such a failure.

Contingency Plans

The Operating Companies will be included in NTL's contingency planning, which is in process.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


Results of Operations

The Company

Summarized consolidated financial information for the Company for the nine and three months ended September 30, 1998 and 1997 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                                           Nine Months Ended
                                                                              September 30,                 Increase/(Decrease)
                                                                       1998                1997            (UK Pound)        %
Revenues....................................................    (UK Pound)56,532    (UK Pound)39,942   (UK Pound)16,590     41.5%
Operating, selling, general and administrative expenses                   44,236              37,204              7,032     18.9
Management fees.............................................               2,174               2,494               (320)   (12.8)
                                                               -----------------   -----------------
Operating income before depreciation and
   amortization (1).........................................              10,122                 244              9,878       NM
Depreciation and amortization...............................              22,952              18,830              4,122     21.9
                                                               -----------------   -----------------
Operating loss..............................................             (12,830)            (18,586)            (5,756)   (31.0)
                                                               -----------------   -----------------
Interest expense............................................              26,751              18,706              8,045     43.0
Investment income...........................................              (6,752)             (5,807)               945     16.3
Equity in net losses of affiliates..........................              15,916              15,509                407      2.6
Exchange (gains) losses and other...........................              (4,238)              7,336            (11,574)      NM
                                                               -----------------   -----------------
Net loss....................................................   ((UK Pound)44,507)  ((UK Pound)54,330)  ((UK Pound)9,823)   (18.1%)
                                                               =================   =================

                                                                           Three Months Ended
                                                                              September 30,                 Increase/(Decrease)
                                                                       1998                1997            (UK Pound)        %
Revenues....................................................    (UK Pound)19,944    (UK Pound)14,241    (UK Pound)5,703     40.0%
Operating, selling, general and administrative expenses ....              15,278              12,492              2,786     22.3
Management fees.............................................                 704                 787                (83)   (10.5)
                                                               -----------------   -----------------
Operating income before depreciation and
   amortization (1) ........................................               3,962                 962              3,000       NM
Depreciation and amortization...............................               8,268               6,641              1,627     24.5
                                                               -----------------   -----------------
Operating loss..............................................              (4,306)             (5,679)            (1,373)   (24.2)
                                                               -----------------   -----------------
Interest expense............................................               9,344               6,421              2,923     45.5
Investment income...........................................              (2,263)             (1,781)               482     27.1
Equity in net losses of affiliates..........................               4,731               5,195               (464)    (8.9)
Exchange (gains) losses and other...........................              (3,388)              5,168             (8,556)      NM
                                                               -----------------   -----------------
Net loss....................................................   ((UK Pound)12,730)  ((UK Pound)20,682)  ((UK Pound)7,952)   (38.4%)
                                                               =================   =================

------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "EBITDA". EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation expense and amortization expense, EBITDA is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


     be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Substantially all of the increases in service income, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the nine and three months ended September 30, 1998, as compared to the same periods in 1997, are attributable to the effects of the continued development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers in their respective franchise areas. These trends are expected to continue for the foreseeable future.

Comcast U.K. Consulting, Inc., a wholly owned subsidiary of the Company, earned consulting fee income under consulting agreements with the Equity Investees. The consulting fee income was generally based on a percentage of gross revenues or a fixed amount per dwelling unit in the Equity Investees' franchise areas. Consulting fee income for the nine and three months ended September 30, 1998 and 1997 was (UK Pound)840,000, (UK Pound)776,000, (UK Pound)279,000 and (UK
Pound)280,000, respectively. The consulting agreements were terminated pursuant to the Telewest Agreement.

Management fee expense is incurred under agreements between the Company on the one hand, and Comcast Corporation ("Comcast") and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provided consulting services to the Equity Investees on behalf of the Company and management services to the Company. Such management fees were based on Comcast's and Comcast Consulting's cost of providing such services.

Interest expense for the nine and three months ended September 30, 1998 and 1997 was (UK Pound)26.8 million, (UK Pound)18.7 million, (UK Pound)9.3 million and (UK Pound)6.4 million, respectively, representing increases of (UK Pound)8.1 million and (UK Pound)2.9 million from 1997 as compared to the same periods in 1998. The increases are primarily attributable to interest on borrowings under the UK Holdings Credit Facility and the compounding of interest on the 2007 Discount Debentures.

Investment income for the nine and three months ended September 30, 1998 and 1997 was (UK Pound)6.8 million, (UK Pound)5.8 million, (UK Pound)2.3 million and (UK Pound)1.8 million, respectively, representing increases of (UK Pound)1.0 million and (UK Pound)500,000 from 1997 as compared to the same periods in 1998. The increases are primarily due to increases in the average loan balances to Birmingham Cable in 1998 as compared to the same periods in 1997.

Equity in net losses of affiliates for the nine and three months ended September 30, 1998 and 1997 was (UK Pound)15.9 million, (UK Pound)15.5 million, (UK Pound)4.7 million and (UK Pound)5.2 million, respectively, representing an increase of (UK Pound)400,000 and a decrease of (UK Pound)500,000 from 1997 as compared to the same periods in 1998. The increase for the nine month period ended September 30, 1997 is attributable to the increase in the net loss for Birmingham Cable. The decrease from the three month period ended September 30, 1997 is attributable to a decrease in the net loss of Cable London and Birmingham Cable.

Exchange (gains) losses and other for the nine and three months ended September 30, 1998 and 1997 were ((UK Pound)4.2) million, (UK Pound)7.3 million, ((UK Pound)3.4) million and (UK Pound)5.2 million, respectively, representing changes of (UK Pound)11.5 million and (UK Pound)8.6 million from 1997 as compared to the same periods in 1998. These changes primarily results from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in United States ("US") dollars, on the Company's foreign exchange call option contracts and on cash held in US dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               2.1 Agreement dated August 14, 1998 among Telewest Communications PLC, Telewest Communications Holdings
                    Limited, Comcast UK Cable Partners Limited and NTL Incorporated (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on August 19,
                    1998).

               2.2 Amendment No. 2 dated August 14, 1998 to Agreement and Plan of Amalgamation dated as of February 4, 1998 among NTL Incorporated, NTL (Bermuda) Limited and Comcast UK Cable Partners Limited (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 19, 1998).

               27.1 Financial Data Schedule.

          (b)  Reports on Form 8-K:

               (i) Comcast UK Cable Partners Limited filed a Current Report on Form 8-K under Item 5 on August 19, 1998 relating to an agreement with Telewest Communications plc and NTL Incorporated relating to the Company's ownership interest in Birmingham Cable Corporation Limited, the Company's and Telewest's respective ownership interests in Cable London plc and certain other related matter. There were no financial statements filed with this report.

       NTL (BERMUDA) LIMITED (FORMERLY COMCAST UK CABLE PARTNERS LIMITED)
                                AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NTL (BERMUDA) LIMITED
                                      ------------------------------------------






Date: November 11, 1998               By: /s/ J. Barclay Knapp
                                          --------------------------------------
                                          J. Barclay Knapp
                                          President, Chief Executive Officer and
                                          Chief Financial Officer


Date: November 11, 1998               By: /s/ Gregg Gorelick
                                          --------------------------------------
                                          Gregg Gorelick
                                          Vice President - Controller
                                          (Principal Accounting Officer)