Form 10-K405
period 1998-12-31
NTL BERMUDA LTD
filed 1999-03-31
CIK 919957

================================================================================
                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM  ______________ TO ______________

                         Commission file number 0-24792

                              NTL (BERMUDA) LIMITED
             (Exact name of registrant as specified in its charter)

                 BERMUDA                              Not Applicable
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

                Cedar House                     Secretary NTL Incorporated
              41 Cedar Avenue                       110 East 59th Street
          Hamilton, HM 12, Bermuda                    New York, NY 10022
             (441) 295-2244                             (212) 906-8440
      (Address,  including zip code,              (Name, address, including
          and telephone number,                     zip code, and telephone
         including area code, of                 number, including area code,
      Registrant's principal executive                of agent for service)
                  offices)

                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        ---------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   11.20% Senior Discount Debentures due 2007
                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
           Yes __X__                              No _____
                           --------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                         [  X  ]
                           --------------------------

As of March 26, 1999, there were 800,000 shares of the Registrant's common stock outstanding. The Registrant is an indirect, wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant's common stock.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instructions I(2)(b) and I(2)(c).
                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                           --------------------------
================================================================================

                              NTL (BERMUDA) LIMITED
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business............................................................1

Item 2    Properties..........................................................1

Item 3    Legal Proceedings...................................................1

Item 4    Submission of Matters to a Vote of Security Holders.................1


                                     PART II

Item 5    Market for the Registrant's Common Equity and Related
             Shareholder Matters .............................................1

Item 6    Selected Financial and Other Data...................................2

Item 7    Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................3

Item 7A   Qualitative and Quantitative Disclosures About Market Risk..........7

Item 8    Financial Statements and Supplementary Data.........................9

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................37

                                    PART III

Item 10   Directors and Executive Officers of the Registrant.................37

Item 11   Executive Compensation.............................................37

Item 12   Security Ownership of Certain Beneficial Owners and Management.....37

Item 13   Certain Relationships and Related Transactions.....................37

                                     PART IV

Item  14  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.....................................................38

SIGNATURES...................................................................41

This Annual Report on Form 10-K for the year ended December 31, 1998, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

This Annual Report on Form 10-K contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; Year 2000 readiness; future acquisitions; strategic partnerships and divestitures; general business and economic conditions in the United Kingdom; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1    BUSINESS

NTL (Bermuda) Limited (formerly Comcast UK Cable Partners Limited) (the "Company") and its subsidiaries are principally engaged in the development, construction, management and operation of companies in the United Kingdom ("UK") cable and telecommunications industry. As of December 31, 1998, the Company had interests in three operations (the "Operating Companies"): Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest, two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest, and Cable London PLC ("Cable London"), in which the Company owns a 50% interest.

The Company is a wholly-owned subsidiary of NTL Incorporated. NTL (Bermuda) Limited's executive office is located at Cedar House, 41 Cedar Avenue, Hamilton, HM 12, Bermuda and its telephone number is (441) 295-2244. NTL (Bermuda) Limited's agent for service is the Secretary, NTL Incorporated, 110 East 59th Street, New York, NY 10022 whose telephone number is (212) 906-8440.

ITEM 2    PROPERTY

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

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

The Company is a wholly-owned subsidiary of NTL Incorporated.

ITEM 6    SELECTED FINANCIAL AND OTHER DATA

The following selected consolidated financial data have been derived from and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II Item 8 of this Form 10-K.

The Company (1)

                                                                             Year Ended December 31,
                                                       1998            1997              1996             1995                1994
                                                       ----            ----              ----             ----                ----
                                                        (2)                         (In thousands)
Statement of Operations Data:
Service income..............................(UK Pound)77,649 (UK Pound)55,603  (UK Pound)31,358  (UK Pound)1,530  (UK Pound)

Consulting fee income.......................             938            1,059             1,070            1,313              1,356
Operating loss..............................         (15,567)         (22,604)          (24,553)         (11,809)            (2,824)
Equity in net losses of affiliates..........         (19,696)         (21,359)          (18,432)         (23,677)           (16,289)
Net income (loss) before extraordinary item.          43,205          (67,356)          (40,575)         (28,962)           (16,266)
Extraordinary item..........................          (1,107)
Net income (loss)...........................          42,098          (67,356)          (40,575)         (28,962)           (16,266)


Balance Sheet Data:
At year end:
     Total assets...........................         512,324          445,854           484,370          431,889            254,739
     Noncurrent liabilities.................         259,104          247,970           216,027          207,978              9,106
     Contributed capital....................         359,057          359,049           359,049          287,810            287,863
     Accumulated deficit....................        (145,275)        (187,373)         (120,017)         (79,442)           (50,480)


Cable London - Selected Consolidated Financial and Other Data

                                                                             Year Ended December 31,
                                                    1998            1997               1996            1995               1994
                                                    ----            ----               ----            ----               ----
                                                                                 (In thousands)
Statement of Operations Data:
Service income............................. (UK Pound)66,987 (UK Pound)52,816  (UK Pound)40,091 (UK Pound)30,277   (UK Pound)21,830
Operating loss.............................           (7,800)         (12,711)          (13,906)         (13,808)           (10,524)
Net loss...................................          (23,325)         (25,168)          (21,241)         (17,675)           (11,354)

Balance Sheet Data:
At year end:
     Total assets..........................          205,729          195,693           170,123          136,450            104,994
     Noncurrent liabilities................          204,648          173,038            60,831           73,772             27,659

Notes to Selected Financial and Other Data

(1) As a result of the SingTel Transaction (see Note 4 to the Company's consolidated financial statements), the Company owns 100% of Cambridge Cable and has consolidated the financial position and results of operations of Cambridge Cable beginning on March 31, 1996.

(2) In 1998, the Company sold its 27.5% ownership interest in Birmingham Cable Corporation Limited to Telewest Communications plc for (UK Pound)130.0 million and recognized a gain on the sale of (UK Pound)110.5 million.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NTL (Bermuda) Limited (formerly Comcast UK Cable Partners Limited) (the "Company") and its subsidiaries are principally engaged in the development, construction, management and operation of companies in the UK cable and telecommunications industry. As of December 31, 1998, the Company had interests in three operations (the "Operating Companies"): Cambridge Cable, in which the Company owns a 100% interest, Teesside, in which the Company owns a 100% interest, and Cable London, in which the Company owns a 50% interest. The Company accounts for its interests in Cable London under the equity method. Birmingham Cable Corporation Limited ("Birmingham Cable") in which the Company owned a 27.5% interest was accounted for using the equity method for the years 1996 through 1998 until the interests were sold to Telewest Communications plc ("Telewest") in October 1998. See Note 1 to the Company's Consolidated Financial Statements for a description of the Amalgamation with NTL Incorporated.

When build-out of the Operating Companies' systems is complete, these systems are expected to have the potential to serve approximately 1.2 million homes and the businesses within their franchise areas. As of December 31, 1998, the Operating Companies' systems passed more than 875,000 homes or approximately 74% of the homes in their franchise areas and served more than 214,000 cable subscribers, 299,000 residential telephony subscribers and 10,000 business telephony subscribers.

Liquidity and Capital Resources

Historically, the Company has financed its cash requirements through capital contributions from its former shareholders and the issuance of common stock, debentures and other debt. In November 1995, the Company issued $517.3 million principal amount at maturity 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures"). Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

In December 1997, Comcast UK Holdings Limited, a wholly-owned subsidiary of the Company, entered into a loan agreement with a consortium of banks to provide financing under a credit facility (the "UK Holdings Credit Facility") up to a maximum of (UK Pound)200.0 million. Interest on the UK Holdings Credit Facility was at LIBOR plus 1/2% to 2 1/4%. The consummation of the Amalgamation with NTL Incorporated resulted in a change of control and all amounts outstanding thereunder became immediately due and payable. The Company repaid the approximately (UK Pound)100.0 million outstanding on October 29, 1998 using proceeds from the sale of the Birmingham Cable interests. The Company recorded an extraordinary loss from early extinguishment of debt of (UK Pound)1.1 million from the write-off of unamortized deferred financing costs.

The Company has 9% Subordinated Notes payable to Comcast U.K. Holdings, Inc. which are due in September 1999. Principal and accrued interest due will be approximately (UK Pound)13 million.

In August 1998, the Company and NTL Incorporated entered into an agreement with Telewest relating to the Company's and Telewest's respective 50% ownership interests in Cable London and certain other related matters (the "Telewest Agreement"). Pursuant to the Telewest Agreement, the Company and Telewest agreed to a procedure to rationalize their joint ownership of Cable London as follows (the "Cable London Shoot-out"). Between April 29 and July 29, 1999, the Company can notify Telewest of the price at which it is willing to sell its 50% ownership in Cable London to Telewest. Following such notification, Telewest at its option will be required at that price to either purchase the Company's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to the Company. If the Company fails to give notice to Telewest, it will be deemed to have given a notice to Telewest offering to sell its Cable London interest for (UK Pound)100 million.

The Company's ability to meet its long-term liquidity and capital requirements is contingent upon the Operating Companies' ability to generate positive operating cash flow, or, if necessary, to obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions. Except for its working capital and debt service requirements, the Company's cash needs will depend on management's investment decisions.

Investment considerations include (i) whether further capital contributions will be made to Cable London, (ii) whether the Operating Companies can obtain debt financing, (iii) whether the Operating Companies will be able to generate positive operating cash flow, (iv) the timing of the build-out of the Operating Companies' systems, and (v) whether there may be future acquisitions, including the Cable London Shoot-out.

The Company estimates that the Operating Companies will require approximately (UK Pound)100.0 million in 1999 to continue the build-out of their systems. Management believes that the entire (UK Pound)100.0 million required will be funded through cash from operations or from cash on hand, and, for Cable London, through drawdowns under currently existing credit facilities (subject to compliance with certain financial and operating covenants). If such credit facilities are not available for drawdown, the Company expects that its strategic and financial partners in Cable London will provide their pro-rata share of any required fundings, although they are not contractually obligated to do so. Thus, no assurance of such funding can be given. If the Company's strategic and financial partners fail to provide such financing, Cable London will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and its strategic and financial partners generally have veto rights over Cable London's debt financing decisions. Failure of any Operating Company to obtain financing necessary to complete the build-out of its system could result in loss of its cable franchises and licenses.

Year 2000 Issue

Strategy

The Company's operations are conducted through its Operating Companies, each of which has different configurations of hardware and software. The Company itself is a holding company with very limited activities. The Company uses personal computers and software that are Year 2000 ready. Each of the Operating Companies is conducting its own program for Year 2000 compliance. Each of the Operating Companies has appointed a senior manager to be responsible for achieving Year 2000 readiness, and has set up an internal progress and review process. This includes assessing the progress of significant vendors in achieving Year 2000 readiness. The Cambridge Cable and Teesside Year 2000 programs have been integrated into the NTL Incorporated program.

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

For the smaller systems, such as PCs, there has or will be some acceleration of routine replacement and upgrades to ensure all systems are Year 2000 ready. The Company estimates that this acceleration will result in approximately (UK Pound)300,000 per Operating Company to be incurred in 1999.

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

Contingency Plans

Cambridge Cable and Teesside will be included in NTL Incorporated's contingency planning, which is in process.

Consolidated Statement of Cash Flows

Cash and cash equivalents increased (UK Pound)66.1 million as of December 31, 1998 from December 31, 1997, decreased (UK Pound)25.9 million as of December 31, 1997 from December 31, 1996 and decreased (UK Pound)98.9 million as of December 31, 1996 from December 31, 1995. The increase in cash from 1997 to 1998 is primarily due to the proceeds from the sale of the interests in Birmingham Cable for (UK Pound)130.0 million.

Net cash provided by (used in) operating activities amounted to (UK Pound)11.2 million, (UK Pound)7.5 million and ((UK Pound)1.5) million for the years ended December 31, 1998, 1997 and 1996, respectively. The change in net cash provided by (used in) operating activities in 1998 as compared to 1997 and in 1997 as compared to 1996 is primarily due to the increase in the Company's operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements.

Net cash (used in) financing activities was ((UK Pound)5.6) million, ((UK Pound)3.4) million and ((UK Pound)1.1) for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, net cash used in financing activities includes (UK Pound)1.5 million of deferred financing costs.

Net cash provided by (used in) investing activities was (UK Pound)60.5 million, ((UK Pound)30.0) million and ((UK Pound)96.3) million for the years ended December 31, 1998, 1997, and 1996, respectively. During 1998, net cash provided by investing activities includes the proceeds from the sale of the interests in Birmingham Cable of (UK Pound)130.0 million, offset by capital expenditures of (UK Pound)61.8 million and capital contributions and loans to affiliates of (UK Pound)1.8 million. During 1997, net cash used in investing activities includes capital expenditures of (UK Pound)82.1 million and capital contributions and loans to affiliates of (UK Pound)8.7 million, offset by proceeds from the sales of short-term investments of (UK Pound)61.5 million. During 1996, net cash used in investing activities includes the acquisition of Cambridge Cable of (UK Pound)10.4 million, net of cash acquired, capital expenditures of (UK Pound)70.6 million and capital contributions and loans to affiliates of (UK Pound)10.7 million.

Results of Operations

Summarized consolidated financial information for the Company for the three years ended December 31, 1998 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                                         Year Ended
                                                                         December 31,               Increase/(Decrease)
                                                                   1998              1997          (UK Pound)        %
Revenues                                                 (UK Pound)78,587  (UK Pound)56,662   (UK Pound)21,925     38.7%
Operating, selling, general and administrative expenses            60,569            50,474             10,095     20.0
Management fees                                                     2,400             3,204               (804)   (25.1)
Depreciation and amortization                                      31,185            25,588              5,597     21.9
                                                         ---------------- -----------------
Operating loss                                                    (15,567)          (22,604)            (6,497)   (28.7)
                                                         ---------------- -----------------
Interest expense                                                   34,898            25,243               9,655    38.2
Investment income                                                  (9,054)           (7,259)              1,795    24.7
Equity in net losses of affiliates                                 19,696            21,359              (1,663)   (7.8)
Amalgamation costs                                                  4,095                                 4,095      NM
Gain on sale of investments                                      (110,497)                             (110,497)     NM
Exchange losses and other                                           2,090             5,409              (3,319)  (61.4)
                                                         ---------------- -----------------
Net income (loss) before extraordinary item                        43,205           (67,356)           (110,561)     NM
Loss from early extinguishment of debt                             (1,107)                               (1,107)     NM
                                                         ---------------- -----------------
Net income (loss)                                        (UK Pound)42,098 ((UK Pound)67,356) ((UK Pound)109,454)     NM
                                                         ================ =================

                                                                          Year Ended
                                                                          December 31,              Increase/(Decrease)
                                                                   1997              1996           (UK Pound)      %
Revenues                                                 (UK Pound)56,662  (UK Pound)32,428    (UK Pound)24,234   74.7%
Operating, selling, general and administrative expenses            50,474            37,284              13,190   35.4
Management fees                                                     3,204             2,997                 207    6.9
Depreciation and amortization                                      25,588            16,700               8,888   53.2
                                                         ---------------- -----------------
Operating loss                                                    (22,604)          (24,553)             (1,949)  (7.9)
                                                         ---------------- -----------------
Interest expense                                                   25,243            23,627               1,616    6.8
Investment income                                                  (7,259)          (12,555)             (5,296) (42.2)
Equity in net losses of affiliates                                 21,359            18,432               2,927   15.9
Exchange losses (gains) and other                                   5,409           (13,482)             18,891     NM
                                                         ---------------- -----------------
Net loss                                                ((UK Pound)67,356)((UK Pound)40,575)   (UK Pound)26,781   66.0%
                                                         ================ =================

The Company had a net income of (UK Pound)42.1 million and net losses of ((UK Pound)67.4) million and ((UK Pound)40.6) million for the years ended December 31, 1998, 1997 and 1996, respectively, representing increases of (UK Pound)109.5 million from 1997 to 1998 and (UK Pound)26.8 million from 1996 to 1997. The change from 1997 to 1998 is due to the gain on the sale of the interests in Birmingham Cable of (UK Pound)110.0 million and to the increase in the Company's operating income before depreciation and amortization. The increase in the Company's net loss from 1996 to 1997 is due to the effects of the SingTel Transaction which resulted in the consolidation of the results of operations of Cambridge Cable beginning on March 31, 1996, decreases in investment income due to the effects of lower average cash, cash equivalents and short-term investment balances, the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and the Company recognizing its proportionate share of the Equity Investees' net losses.

Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from 1997 to 1998 and from 1996 to 1997 are attributable to the effects of the continued development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers in their respective franchise areas. These trends are expected to continue for the foreseeable future. The increases in 1996 to 1997 are also due to the effects of the SingTel Transaction.

Comcast U.K. Consulting, Inc., a wholly owned subsidiary of the Company, earned consulting fee income included in revenues under consulting agreements with Cable London and Birmingham Cable. The consulting fee income was generally based on a percentage of gross revenues or a fixed amount per dwelling unit. The consulting agreements were terminated pursuant to the Telewest Agreement.

Management fee expense was incurred under agreements between the Company on the one hand, and Comcast Corporation ("Comcast") and Comcast UK Cable Partners Consulting, Inc. ("Comcast Consulting"), an indirect wholly owned subsidiary of Comcast, on the other, whereby Comcast and Comcast Consulting provided consulting services to Cable London and Birmingham Cable on behalf of the Company and management services to the Company. Such management fees were based on Comcast's and Comcast Consulting's cost of providing such services. The management agreement was terminated upon the Amalgamation with NTL Incorporated.

Interest expense for the years ended December 31, 1998, 1997 and 1996 was (UK Pound)34.9 million, (UK Pound)25.2 million and (UK Pound)23.6 million, respectively, representing increases of (UK Pound)9.7 million from 1997 to 1998 and (UK Pound)1.6 million from 1996 to 1997. The increases from 1997 to 1998 are primarily attributable to interest on borrowings under the UK Holdings Credit Facility and the compounding of interest on the 2007 Discount Debentures. The increase from 1996 to 1997 is primarily attributable to the compounding of interest on the 2007 Discount Debentures and the effects of foreign currency exchange rate fluctuations.

Investment  income for the years ended December 31, 1998,  1997 and 1996 was (UK
Pound)9.1 million, (UK Pound)7.3 million and (UK Pound)12.6 million, respectively, representing a increase of (UK Pound)1.8 million from 1997 to 1998 and a decrease of (UK Pound)5.3 million from 1996 to 1997. The increase from 1997 to 1998 is primarily attributable to increases in the balances of loans to Birmingham Cable and Cable London in 1998 as compared to 1997, and increases in the average cash balances held by the Company for short term investment during 1998 as compared to 1997. The decrease from 1996 to 1997 is primarily attributable to decreases in the average cash, cash equivalents and short-term investments balances held by the Company during 1997 as compared to 1996 and the effects of the SingTel Transaction.

Equity in net losses of affiliates for the years ended December 31, 1998, 1997 and 1996 was (UK Pound)19.7 million, (UK Pound)21.4 million and (UK Pound)18.4 million, respectively, representing a decrease of (UK Pound)1.7 million from 1997 to 1998 and an increase of (UK Pound)3.0 million from 1996 to 1997. The decrease from 1997 to 1998 is attributable to a decrease in the net loss of Cable London and the sale of Birmingham Cable in October 1998. The increase from 1996 to 1997 is attributable to increases in the net losses of Birmingham Cable and Cable London, offset by the effects of the SingTel Transaction.

The Company incurred (UK Pound)4.1 million in costs associated with the Amalgamation with NTL Incorporated in 1998.

Exchange losses (gains) and other for the years ended December 31, 1998, 1997 and 1996 were (UK Pound)2.1 million, (UK Pound)5.4 million and ((UK Pound)13.5) million, respectively, representing changes of (UK Pound)3.3 million from 1997 to 1998 and (UK Pound)18.9 million from 1996 to 1997. These changes primarily result from the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, and the Company's FX Calls and on cash held in US Dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to this exposure, the Company has entered into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any to be significant.

The Company has entered into certain foreign exchange option contracts ("FX Options") as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of December 31, 1998 and 1997, the Company had (UK Pound)250.0 million notional amount of FX Puts to purchase United States ("US") dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts would be offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9 million are included in foreign exchange put options and other in the Company's consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years. As of December 31, 1998, 1997 and 1996, the FX Puts had carrying values of (UK Pound)5.2 million, (UK Pound)8.0 million and (UK Pound)10.7 million, respectively.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate and Average Forward Foreign Exchange Rate
(USD/British Sterling)

                                                                                                                  Fair
                                                                                                                  Value
    (dollars in thousands)      1999      2000      2001      2002       2003     Thereafter        Total       12/31/98
Long-term Debt, including
   Current Portion

11.20% Senior Discount
Debentures due 2007

   Fixed Rate                   ---       ---       ---       ---        ---       $517,300       $517,300      $437,119
   Average Interest Rate                                                              11.2%
   Average Forward
     Exchange Rate                                                                   1.6506

Purchased Options Contracts to Pay US$ for UK Pounds
Notional Amount by Expected Maturity
Average Strike Price (UK Pounds/USD)

                                                                                                       Fair
                                                                                                       Value
       (pounds in thousands)    1999         2000          2001   2002   2003        Total           12/31/98
British Pounds Sterling
   Notional Amount              ---   (UK Pound)250,000    ---    ---    ---    (UK Pound)250,000  (UK Pound)567
   Average Strike Price
      (US Dollars)                                $1.35

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholder
NTL (Bermuda) Limited

We have audited the accompanying consolidated balance sheet of NTL (Bermuda) Limited and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1998 listed in the index at Item 14(b)(i). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of Cable London PLC and subsidiaries ("Cable London") (a corporation in which the Company has a 50% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Cable London, it is based solely on their report.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of NTL (Bermuda) Limited and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


New York, New York
March 26, 1999

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholder
NTL (Bermuda) Limited (formerly Comcast UK Cable Partners Limited)

We have audited the accompanying consolidated balance sheet of NTL (Bermuda) Limited (formerly Comcast UK Cable Partners Limited) (a company incorporated in Bermuda) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and of cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 1997, as listed in Item 14 (b)(i). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NTL (Bermuda) Limited (formerly Comcast UK Cable Partners Limited) and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years in the period ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 27, 1998

NTL (BERMUDA) LIMITED

CONSOLIDATED BALANCE SHEETS
(in (UK Pound)000's, except share data)

                                                                                    December 31,
                                                                          1998                      1997
ASSETS

CURRENT ASSETS
    Cash and cash equivalents.....................................(UK Pound)103,451          (UK Pound)37,372
    Accounts receivable, less allowance for doubtful accounts of
       (UK Pound)2,840 and (UK Pound)2,598........................            5,603                     4,255
    Other current assets..........................................            5,404                     5,419
                                                                  -----------------         -----------------
       Total current assets.......................................          114,458                    47,046
                                                                  -----------------         -----------------

INVESTMENTS IN AFFILIATES.........................................           28,080                    61,363
                                                                  -----------------         -----------------

PROPERTY AND EQUIPMENT............................................          379,446                   315,702
    Accumulated depreciation .....................................          (57,624)                  (33,000)
                                                                  -----------------         -----------------
    Property and equipment, net...................................          321,822                   282,702
                                                                  -----------------         -----------------

DEFERRED CHARGES..................................................           58,269                    60,770
    Accumulated amortization......................................          (15,493)                  (13,985)
                                                                  -----------------         -----------------
    Deferred charges, net.........................................           42,776                    46,785
                                                                  -----------------         -----------------

FOREIGN EXCHANGE PUT OPTIONS AND OTHER, net.......................            5,188                     7,958
                                                                  -----------------         -----------------

                                                                  (UK Pound)512,324         (UK Pound)445,854
                                                                  =================         =================
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses......................... (UK Pound)25,162          (UK Pound)23,605
    Current portion of long-term debt.............................            1,966                     1,683
    Note payable to Comcast U.K. Holdings, Inc....................           12,310
    Net transactions with affiliates..............................                                        920
                                                                  -----------------         -----------------
       Total current liabilities..................................           39,438                    26,208
                                                                  -----------------         -----------------

LONG-TERM DEBT, less current portion..............................          259,104                   234,010
                                                                  -----------------         -----------------

FOREIGN EXCHANGE CALL OPTION......................................                                      2,688
                                                                  -----------------         -----------------

NOTES PAYABLE TO COMCAST U.K. HOLDINGS, INC.......................                                     11,272
                                                                  -----------------         -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
    Common stock, (UK Pound).01 par value -
       authorized and issued 800,000 shares                                       8
    Class A common shares, (UK Pound).01 par value -
       authorized, 50,000,000 shares; issued, 37,231,997..........                                        372
    Class B common shares, (UK Pound).01 par value -
       authorized, 50,000,000 shares; issued, 12,872,605..........                                        129
    Additional capital............................................          359,049                   358,548
    Accumulated deficit...........................................         (145,275)                 (187,373)
                                                                  -----------------         -----------------
       Total shareholder's equity.................................          213,782                   171,676
                                                                  -----------------         -----------------
                                                                  (UK Pound)512,324         (UK Pound)445,854
                                                                  =================         =================

See notes to consolidated financial statements.

NTL (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in (UK Pound)000's)

                                                                         Year Ended December 31,
                                                                 1998              1997              1996
REVENUES
   Service income.........................................(UK Pound)77,649  (UK Pound)55,603   (UK Pound)31,358
   Consulting fee income..................................             938             1,059              1,070
                                                          ---------------- -----------------  -----------------
                                                                    78,587            56,662             32,428
                                                          ---------------- -----------------  -----------------
COSTS AND EXPENSES
   Operating..............................................          25,598            19,624             12,211
   Selling, general and administrative....................          34,971            30,850             25,073
   Management fees........................................           2,400             3,204              2,997
   Depreciation and amortization..........................          31,185            25,588             16,700
                                                          ---------------- -----------------  -----------------
                                                                    94,154            79,266             56,981
                                                          ---------------- -----------------  -----------------

OPERATING LOSS............................................         (15,567)          (22,604)           (24,553)

OTHER (INCOME) EXPENSE
   Interest expense.......................................          34,898            25,243             23,627
   Investment income......................................          (9,054)           (7,259)           (12,555)
   Equity in net losses of affiliates.....................          19,696            21,359             18,432
   Gain on sale of investment.............................        (110,497)
   Amalgamation costs.....................................           4,095
   Exchange losses (gains) and other......................           2,090             5,409            (13,482)
                                                          ---------------- -----------------  -----------------
                                                                   (58,772)           44,752             16,022
                                                          ---------------- -----------------  -----------------

Net income (loss) before extraordinary item...............          43,205           (67,356)           (40,575)
Loss from early extinguishment of debt....................          (1,107)
                                                          ---------------- -----------------  -----------------
NET INCOME (LOSS).........................................(UK Pound)42,098 ((UK Pound)67,356) ((UK Pound)40,575)
                                                          ================ =================  =================

See notes to consolidated financial statements.

NTL (BERMUDA) LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in (UK Pound)000's)

                                                                          Year Ended December 31,
                                                                  1998             1997              1996
OPERATING ACTIVITIES
   Net income (loss)......................................(UK Pound)42,098 ((UK Pound)67,356) ((UK Pound)40,575)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization........................          31,185            25,588             16,700
     Loss from early extinguishment of debt...............           1,107
     Amortization on foreign exchange contracts...........           2,770             2,770              2,752
     Non-cash interest expense............................          27,264            24,684             23,209
     Non-cash investment income...........................          (2,841)           (2,521)            (2,854)
     Gain on sale of investment...........................        (110,497)
     Exchange losses (gains)..............................          (3,870)            2,852            (18,857)
     Equity in net losses of affiliates...................          19,696            21,359             18,432
     Other................................................           4,095               991               (199)
                                                         -----------------  ----------------   ----------------
                                                                    11,007             8,367             (1,392)

     Increase in accounts receivable and other
       current assets ....................................          (1,333)           (1,393)            (1,165)
     Increase in accounts payable and accrued expenses....           1,569               519              1,045
                                                         -----------------  ----------------   ----------------
         Net cash provided by (used in) operating
            activities ...................................          11,243             7,493             (1,512)
                                                         -----------------  ----------------   ----------------
FINANCING ACTIVITIES
   Repayments of debt.....................................        (102,064)           (1,633)            (1,711)
   Proceeds from borrowings...............................         100,000
   Deferred financing costs...............................          (1,463)
   Issuance of common stock...............................               8
   Proceeds from sales of foreign exchange call options...                                                2,125
   Net transactions with affiliates.......................          (2,120)           (1,810)            (1,537)
                                                         -----------------  ----------------   ----------------
         Net cash (used in) financing activities..........          (5,639)           (3,443)            (1,123)
                                                         -----------------  ----------------   ----------------

INVESTING ACTIVITIES
   Acquisition, net of cash acquired......................                                              (10,373)
   Proceeds from sale of affiliate........................         130,000
   Proceeds from sales (purchases) of short-term
     investments, net.....................................                            61,466             (4,226)
   Capital contributions and loans to affiliates..........          (1,768)           (8,713)           (10,667)
   Capital expenditures...................................         (61,816)          (82,125)           (70,624)
   Additions to deferred charges..........................          (5,941)             (620)              (392)
                                                         -----------------  ----------------   ----------------
         Net cash provided by (used) in investing
            activities ...................................          60,475           (29,992)           (96,282)
                                                         -----------------  ----------------   ----------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS............................................          66,079           (25,942)           (98,917)

CASH AND CASH EQUIVALENTS, beginning of year..............          37,372            63,314            162,231
                                                         -----------------  ----------------   ----------------
CASH AND CASH EQUIVALENTS, end of year...................(UK Pound)103,451  (UK Pound)37,372   (UK Pound)63,314
                                                         =================  ================   ================

See notes to consolidated financial statements.

NTL (BERMUDA) LIMITED

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
(in thousands)

                                       A Common               B Common               Common
                                Shares       Amount     Shares       Amount    Shares    Amount
                                ------       ------     ------       ------    ------    ------
BALANCE, JANUARY 1, 1996.....   28,372  (UK Pound)284   12,873  (UK Pound)129
   Net loss..................
Shares issued in connection
  with SingTel Transaction...    8,860             88
                              --------  -------------  -------  -------------   ----  ----------

BALANCE, DECEMBER 31, 1996...   37,232            372   12,873            129
   Net loss..................
                              --------  -------------  -------  -------------   ----  ----------


BALANCE, DECEMBER 31, 1997...   37,232            372   12,873            129
   Net income................
Amalgamation with
  NTL Incorporated...........  (37,232)          (372) (12,873)          (129)   800           8
                              --------  -------------  -------  -------------   ----  ----------

BALANCE, DECEMBER 31, 1998...           (UK Pound)               (UK Pound)      800 (UK Pound)8
                              ========  =============  =======  =============   ====  ==========


                                  Additional       Accumulated
                                   Capital           Deficit             Total
                                   -------           -------             -----
BALANCE, JANUARY 1, 1996..... (UK Pound)287,397 ((UK Pound)79,442) (UK Pound)208,368
   Net loss..................                             (40,575)           (40,575)
Shares issued in connection
  with SingTel Transaction...            71,151                               71,239
                              ----------------- -----------------  -----------------

BALANCE, DECEMBER 31, 1996...           358,548          (120,017)           239,032
   Net loss..................                             (67,356)           (67,356)
                              ----------------- -----------------  -----------------


BALANCE, DECEMBER 31, 1997...           358,548          (187,373)           171,676
   Net income................                              42,098             42,098
Amalgamation with
  NTL Incorporated...........               501                                    8
                              ----------------- -----------------  -----------------

BALANCE, DECEMBER 31, 1998... (UK Pound)359,049((UK)Pound)145,275  (UK Pound)213,782
                              ================= =================  =================


See notes to consolidated financial statements.

NTL (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND AMALGAMATION WITH NTL INCORPORATED

     NTL (Bermuda) Limited (formerly Comcast UK Cable Partners Limited) (the "Company") and its subsidiaries are principally engaged in the development, construction, management and operation of companies in the United Kingdom ("UK") cable and telecommunications industry. As of December 31, 1998, the Company had interests in three operations (the "Operating Companies"):
     Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest, two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest and Cable London PLC ("Cable London"), in which the Company owns a 50.0% interest . The Company accounts for its interest in Cable London under the equity method. Birmingham Cable Corporation Limited ("Birmingham Cable") in which the Company owned a 27.5% interest was accounted for using the equity method for the years 1996 through 1998 until the interests were sold to Telewest Communications plc ("Telewest") in October 1998.

     On October 29, 1998, NTL Incorporated ("NTL"), NTL (Bermuda) Limited, a wholly owned subsidiary of NTL, and Comcast UK Cable Partners Limited ("Partners") consummated a transaction (the "Amalgamation"), whereby NTL (Bermuda) Limited merged with Partners.

     Immediately following the Amalgamation, the Company and Bank of Montreal Trust Company, as trustee, executed a First Supplemental Indenture (the "First Supplemental Indenture") relating to Partner's 11.20% Senior Discount Debentures due 2007 (the "Debentures"), which provides for the assumption by the Company of the liabilities and the obligations of Partners under the Indenture, dated as of November 15, 1995, governing the Debentures (together with the First Supplemental Indenture, the
     "Indenture") and the Debentures issued pursuant thereto. The First Supplemental Indenture likewise provides that the Company shall succeed to, and be substituted for, and may exercise every right and power of, Partners under the Indenture and the Debentures.

     Pursuant to then existing arrangements between Partners and Telewest, a co-owner of interests in Cable London PLC and Birmingham Cable Corporation Limited, Telewest had certain rights to acquire either or both of Partner's interests in these systems (see Note 5) as a result of the Amalgamation. On August 14, 1998, Partners and NTL entered into an agreement (the "Telewest Agreement") with Telewest relating to Partner's ownership interests in Birmingham Cable, Partner's and Telewest's respective ownership interests in Cable London and certain other related matters. Pursuant to the Telewest Agreement, Partners sold its 27.5% ownership interest in Birmingham Cable to Telewest for (UK Pound)125 million, plus (UK Pound)5 million for certain subordinated debt and fees. Partners and Telewest have also agreed within a certain time period to rationalize their joint ownership of Cable London pursuant to an agreed procedure (the "Shoot-out"). Between April 29 and July 29, 1999, the Company can notify Telewest of the price at which it is willing to sell its 50% ownership interest in Cable London to Telewest. Following such notification, Telewest at its option will be required at that price to either purchase the Company's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to the Company. If the Company fails to give notice to Telewest during the Shoot-out period, it will be deemed to have given a notice to Telewest offering to sell its Cable London interest for (UK Pound)100 million.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     Subsidiaries of the Company maintain their books and records in accordance with accounting principles generally accepted in the UK. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as practiced in the United States ("US") and are stated in UK pounds sterling ("UK Pound"). There were no significant differences between accounting principles followed for UK purposes and generally accepted accounting principles practiced in the US. The UK Pound exchange rate as of December 31, 1998 and 1997 was US $1.66 and US $1.65, respectively, per (UK Pound)1.00.

     Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions among the consolidated entities have been eliminated.

NTL (BERMUDA) LIMITED

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1998 and 1997, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     Cash Equivalents
     Cash equivalents are short-term, highly liquid investments with maturities of three months or less when purchased. Cash equivalents as of December 31, 1998 and 1997 consist principally of commercial paper, time deposits and money market funds.

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

     During the Prematurity Period, depreciation and amortization of system assets is determined by multiplying the depreciation and amortization of the total capitalized system assets expected at the end of the Prematurity Period by the Fraction. At the end of the Prematurity Period, depreciation and amortization of system assets is based on the remaining undepreciated cost at that date. As of December 31, 1998, all of the Company's five franchise areas which were under construction have completed their Prematurity Period.

     Property and Equipment
     Property and equipment, which consists principally of system assets, is shown at historical cost less accumulated depreciation. Improvements that extend asset lives are capitalized; other repairs and maintenance charges are

NTL (BERMUDA) LIMITED
     expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

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

                  Plant                                     15-40 years
                  Network                                      15 years
                  Subscriber equipment                       6-10 years
                  Switch                                       10 years
                  Computers                                     4 years

     Non-system assets

     Depreciation of non-system assets is provided by the straight-line method over estimated useful lives as follows:

                  Buildings                                    40 years
                  Fixtures, fittings and equipment              5 years
                  Vehicles                                      4 years
                  Computers                                     4 years

     Leased Assets
     Assets held under capital leases are treated as if they had been purchased outright and the corresponding liability is included in long-term debt. Capital lease payments include principal and interest, with the interest portion being charged to expense. Payments on operating leases are charged to expense on a straight-line basis over the lease term.

     Deferred Charges
     Deferred charges consist primarily of franchise acquisition costs attributable to obtaining, developing and maintaining the franchise licenses of Teesside and Cambridge Cable, debt acquisition costs relating to the sale of approximately $517.3 million principal amount at maturity of the Debentures and goodwill arising from the SingTel Transaction (see Note
     4). Franchise acquisition costs are being amortized on a straight-line basis over the remaining original lives of the related franchises of 12 to 15 years. Debt acquisition costs are being amortized on a straight-line basis over the term of the Debentures of 12 years. Goodwill is being amortized on a straight-line basis over the remaining original lives of the related franchises of 11 years.

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

NTL (BERMUDA) LIMITED

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

     Derivative Financial Instruments
     The Company uses derivative financial instruments, principally foreign exchange option contracts ("FX Options"), to manage its exposure to fluctuations in foreign currency exchange rates. Written FX Options are marked-to- market on a current basis in the Company's consolidated statement of operations (see Note 6).

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

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1998.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998, which had no effect on the consolidated financial statements since the Company did not have any other comprehensive income items.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 in 1998 which had no impact on the Company's financial position or results of operations since the Company operates in a single segment.

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

5.   INVESTMENTS IN AFFILIATES

     The Company has historically invested in three unconsolidated  affiliates :
     Birmingham Cable, Cable London and Cambridge Cable.

     Included in investments in affiliates as of December 31, 1998 and 1997, are loans to Cable London of (UK Pound)28.5 million and accrued interest of (UK Pound)8.6 million and (UK Pound)6.0 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank PLC (8.25% effective rate as of December 31, 1998) and are subordinate to Cable London's revolving bank credit facility. Of these loans, (UK Pound)21.0 million as of December 31, 1998 and 1997 are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. Also included in investments in affiliates as of December 31, 1997 are loans to Birmingham Cable of (UK Pound)1.9 million and accrued interest of (UK Pound)133,000. Loans to Birmingham Cable and related accrued interest were terminated in 1998 due to the sale of the interests in Birmingham Cable in October 1998.

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

NTL (BERMUDA) LIMITED

     Summarized financial information for affiliates accounted for under the equity method for 1998, 1997 and 1996, is as follows:

                                            Birmingham        Cable           Cambridge
                                            Cable(1)          London           Cable (2)        Combined
                                        (UK Pound)000      (UK Pound)000     (UK Pound)000    (UK Pound)000
YEAR ENDED DECEMBER 31, 1998
Results of operations
     Service income...................                  (UK Pound)66,987                    (UK Pound)66,987
     Operating, selling, general and
       administrative expenses........                           (52,128)                            (52,128)
     Depreciation and amortization....                           (22,659)                            (22,659)
     Operating loss...................                            (7,800)                             (7,800)
     Net loss.........................                           (23,325)                            (23,325)
     Company's equity in net loss.....((UK Pound)7,841)          (11,855)                            (19,696)

AT DECEMBER 31, 1998
Financial position
     Current assets...................                            10,776                              10,776
     Noncurrent assets................                           194,953                             194,953
     Current liabilities..............                            24,653                              24,653
     Noncurrent liabilities...........                           204,648                             204,648

YEAR ENDED DECEMBER 31, 1997
Results of operations
     Service income...................          67,166            52,816                             119,982
     Operating, selling, general and
       administrative expenses........         (56,564)          (45,787)                           (102,351)
     Depreciation and amortization....         (26,427)          (19,740)                            (46,167)
     Operating loss...................         (15,825)          (12,711)                            (28,536)
     Net loss.........................         (30,826)          (25,168)                            (55,994)
     Company's equity in net loss.....          (8,616)          (12,743)                            (21,359)

AT DECEMBER 31, 1997
Financial position
     Current assets...................          11,424            10,340                              21,764
     Noncurrent assets................         248,611           185,353                             433,964
     Current liabilities..............          22,293            22,902                              45,195
     Noncurrent liabilities...........         165,413           173,038                             338,451

YEAR ENDED DECEMBER 31, 1996
Results of operations
     Service income...................          52,472            40,091   (UK Pound)6,401            98,964
     Operating, selling, general and
       administrative expenses........         (44,476)          (39,135)           (6,366)          (89,977)
     Depreciation and amortization....         (19,690)          (14,862)           (2,168)          (36,720)
     Operating loss...................         (11,694)          (13,906)           (2,133)          (27,733)
     Net loss.........................         (20,378)          (21,241)           (4,419)          (46,038)
     Company's equity in net loss.....          (5,671)          (10,551)           (2,210)          (18,432)

---------------
(1)   The Company sold its 27.5% interest in Birmingham Cable in October 1998.
(2)   1996 results of operations information for Cambridge Cable is for the three months ended March 31, 1996 (see
      Note 4).

NTL (BERMUDA) LIMITED

6.   FOREIGN CURRENCY RISK MANAGEMENT

     The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to this exposure, the Company entered into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions were monitored using techniques including market value and sensitivity analyses.

     The Company entered into certain FX Options as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit the Company's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound) (principally the Debentures - see Note
     7) are adversely affected by changes in exchange rates. As of December 31, 1998 and 1997, the Company had (UK Pound)250.0 million notional amount of FX Puts to purchase US dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts would be offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9 million are included in foreign exchange put options and other in the Company's consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years. As of December 31, 1998 and 1997, the FX Puts had carrying values of (UK Pound)5.2 million and (UK Pound)8.0 million, respectively. The estimated fair value of the FX Puts was (UK Pound).567 million and (UK Pound)3.2 million as of December 31, 1998 and 1997, respectively.

     In 1995, in order to reduce hedging costs, the Company sold foreign exchange call option contracts ("FX Calls") to exchange (UK Pound)250.0 million notional amount and received (UK Pound)3.4 million. Of these contracts, (UK Pound)200.0 million notional amount, with an exchange ratio of $1.70 per (UK Pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (UK Pound)50.0 million notional amount and an exchange ratio of $1.62 per (UK Pound)1.00, had a settlement date in November 2000. In the fourth quarter of 1996, in order to continue to reduce hedging costs, the Company sold additional FX Calls for (UK Pound)2.1 million, to exchange (UK Pound)200.0 million notional amount at an average exchange ratio of $1.75 per (UK Pound)1.00. These contracts expired unexercised in the fourth quarter of 1997. The remaining contract with a (UK Pound)50.0 million notional amount was unwound in October 1998. The FX Calls were marked-to-market on a current basis in the Company's consolidated statement of operations. As of December 31, 1997, the estimated fair value of the liabilities related to the FX Calls as recorded in the Company's consolidated balance sheet, was (UK Pound)2.7 million. Changes in fair value between measurement dates relating to the FX Calls resulted in exchange losses of (UK Pound)230,000 during the year ended December 31, 1998, exchange gains of (UK Pound)4.5 million during the year ended December 31, 1997 and exchange losses of (UK Pound)1.3 million during the year ended December 31, 1996 in the Company's consolidated statement of operations.

7.   LONG-TERM DEBT

     2007 Discount Debentures
     In November 1995, the Company received net proceeds of approximately $291.1 million ((UK Pound)186.9 million) from the sale of its 2007 Discount Debentures in a public offering ($517.3 million principal at maturity). Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The accreted value of the 2007 Discount Debentures was (UK Pound)254.2 million and (UK Pound)229.2 million as of December 31, 1998 and 1997, respectively.

     The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to enter into arrangements for the sale of assets, mergers, the incurrence of additional debt and the payment of dividends. The Company was in compliance with such restrictive covenants as of December 31, 1998.

NTL (BERMUDA) LIMITED

     UK Holdings Credit Facility
     In December 1997, Comcast UK Holdings Limited, a wholly owned subsidiary of the Company, entered into a loan agreement with a consortium of banks to provide financing under a credit facility (the "UK Holdings Credit Facility") up to a maximum of (UK Pound)200.0 million. The UK Holdings Credit Facility's interest rate per annum was equal to the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2 1/4%. The consummation of the Amalgamation resulted in a change in control and all amounts outstanding thereunder became immediately due and payable. The Company repaid the (UK Pound)100.0 million outstanding on October 29, 1998 using proceeds from the sale of the Birmingham Cable interests. The Company recorded an extraordinary loss from early extinguishment of debt of (UK Pound)1.1 million from the write-off of unamortized deferred financing costs.

     Other
     As of December 31, 1998 and 1997, Cambridge Cable has two outstanding bank loans totaling (UK Pound)456,000 and (UK Pound)505,000, respectively, which are included in long-term debt. These bank loans are secured by Cambridge Cable's land and buildings in Cambridge and Bishop Stortford and are payable in quarterly installments through April 2000 and bear interest at a weighted average fixed rate of 9.35%. Also included in long-term debt are capital lease obligations of Cambridge Cable and Teesside (see Note 11).

     Maturities of long-term debt outstanding, as of December 31, 1998 for the four years after 1999 are as follows (in (UK Pound)000's):

                  2000                  (UK Pound)927
                  2001                            760
                  2002                            657
                  2003                            602

     The Company's long-term debt, had estimated fair values of (UK Pound)268.3 million and (UK Pound)259.6 million as of December 31, 1998 and 1997, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

8.   RELATED PARTY TRANSACTIONS

     Comcast U.K. Consulting, Inc., a wholly owned subsidiary of the Company, earned consulting fee income under consulting agreements with Birmingham Cable and Cable London. The consulting fee income was generally based on a percentage of gross revenues or a fixed amount per dwelling unit. The consulting agreements were terminated pursuant to the Telewest Agreement.

     The Company's right to receive consulting fee payments from Birmingham Cable and Cable London had been subordinated to the banks under their credit facilities. Accordingly, a portion of these fees had been classified as long-term receivables and included in investments in affiliates in the Company's consolidated balance sheet.

     Management fee expense was incurred under agreements between the Company on the one hand, and Comcast and Comcast Consulting, on the other, whereby Comcast and Comcast Consulting provided consulting services to Birmingham Cable and Cable London on behalf of the Company and management services to the Company. Such management fees were based on Comcast's and Comcast Consulting's cost of providing such services. As of December 31, 1997, due to affiliates consisted primarily of this management fee and operating expenses paid by Comcast and its affiliates on behalf of the Company. The management agreement was terminated upon the Amalgamation.

     Investment income includes (UK Pound)2.8 million, (UK Pound)2.5 million and (UK Pound)2.9 million of interest income in 1998, 1997 and 1996, respectively, relating to the loans to unconsolidated affiliates described in Note 5.

NTL (BERMUDA) LIMITED

     Notes payable to Comcast U.K. Holdings, Inc. consists of 9% Subordinated Notes payable which are due in 1999. During the years ended December 31, 1998, 1997 and 1996, interest expense on the Notes was (UK Pound)1.0 million, (UK Pound)950,000 and (UK Pound)870,000, respectively.

     In management's opinion, the foregoing transactions were entered into on terms no more or less favorable than those with non-affiliated parties.

9.   INCOME TAXES

     The Company's wholly owned subsidiaries have a deferred tax asset arising from the carryforward of net operating losses and the differences between the book and tax basis of property. However, a valuation allowance has been recorded to fully reserve the deferred tax asset as its realization is uncertain.

     Significant components of deferred income taxes are as follows (in (UK Pound)000's):

                                                                           December 31,
                                                                      1998              1997
         Net operating loss carryforwards
           (carried forward indefinitely)......................  (UK Pound)9,270 (UK Pound)14,382
         Differences between book and tax
           basis of property...................................           16,995            7,959
         Other.................................................              638              321
         Less: Valuation allowance.............................          (26,903)         (22,662)
                                                                 ---------------  ---------------
                                                                 (UK Pound)       (UK Pound)
                                                                 ===============  ===============

10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of approximately (UK Pound)7.6 million, (UK Pound)559,000 and (UK Pound)418,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company's wholly owned subsidiaries incurred capital lease obligations of (UK Pound)3.4 million, (UK Pound)2.1 million and (UK Pound)1.2 million during the years ended December 31, 1998, 1997 and 1996, respectively.

11.  COMMITMENTS AND CONTINGENCIES

     As  of  December   31,  1998,   the  Company  was   committed  to  purchase
     approximately (UK Pound)3.1 million for equipment and services.

     Certain of the Company's facilities and equipment are held under operating or capital leases which expire through 2008.

     A summary of assets held under capital lease are as follows (in (UK Pound)000's):

                                                                             December 31,
                                                                        1998              1997
         Land, buildings and equipment..........................(UK Pound)13,132    (UK Pound)10,735
         Less: Accumulated depreciation.........................          (4,805)             (3,165)
                                                                ----------------    ----------------
                                                                (UK Pound) 8,327    (UK Pound) 7,570
                                                                ================    ================

NTL (BERMUDA) LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

     Future minimum rental payments under lease commitments with an initial or remaining term of more than one year of December 31, 1998 are as follows (in (UK Pound)000's):

                                                                    Capital           Operating
                                                                    leases              leases
         1999....................................................(UK Pound)2,456    (UK Pound)1,506
         2000....................................................          1,305                997
         2001....................................................          1,063                299
         2002....................................................            894                 46
         2003....................................................            779                 36
         Thereafter..............................................          1,919
                                                                 ---------------    ---------------
         Total minimum rental commitments........................          8,416    (UK Pound)2,884
                                                                                    ===============
         Less: Amount representing interest......................         (1,538)
                                                                 ---------------
         Present value of minimum rental commitments.............          6,878
         Less: Current portion of capital lease obligations......         (1,965)
                                                                 ---------------
         Long-term portion of capital lease obligations..........(UK Pound)4,913
                                                                 ===============

     Operating lease expense for the years ended December 31, 1998, 1997 and 1996 was (UK Pound)1.6 million, (UK Pound)1.7 million and (UK Pound)1.5 million, respectively.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 First         Second               Third            Fourth            Total
                                                Quarter        Quarter             Quarter         Quarter (1)          Year
                                                                   ((UK Pound)000, except per share data)
     1998
     Revenues.............................(UK Pound)17,576  (UK Pound)19,012  (UK Pound)19,944  (UK Pound)22,055  (UK Pound)78,587
     Operating loss.......................          (4,583)           (3,941)           (4,306)           (2,737)          (15,567)
     Equity in net losses of affiliates...          (6,415)           (4,770)           (4,731)           (3,780)          (19,696)
     (Loss) income before extraordinary
        item..............................         (15,491)          (16,286)          (12,730)           87,712            43,205
     Extraordinary item...................                                                                (1,107)           (1,107)
     Net (loss) income....................         (15,491)          (16,286)          (12,730)           86,605            42,098

     1997
     Revenues.............................(UK Pound)12,351  (UK Pound)13,350  (UK Pound)14,241  (UK Pound)16,720  (UK Pound)56,662
     Operating loss.......................          (6,543)           (6,364)           (5,679)           (4,018)          (22,604)
     Equity in net losses of affiliates...          (5,152)           (5,162)           (5,195)           (5,850)          (21,359)
     Net loss.............................         (20,540)          (13,108)          (20,682)          (13,026)          (67,356)

---------------
(1) The fourth quarter and total year net income resulted from a gain of (UK Pound)110.0 million due to the sale of the interests in Birmingham Cable in October 1998.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Cable London PLC

We have audited the accompanying consolidated balance sheet of Cable London PLC (a company incorporated in the United Kingdom) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' (deficiency) equity and of cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cable London PLC and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche

London, England
February 5, 1999

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in (UK Pound)000's, except share data)

                                                                                    December 31,
                                                                              1998                1997
ASSETS

CURRENT ASSETS
    Cash..........................................................     (UK Pound)2,793     (UK Pound)2,718
    Accounts receivable, less allowance for doubtful accounts
       of (UK Pound)1,901 and (UK Pound)1,762.....................               6,172               4,792
    Other current assets..........................................               1,811               2,830
                                                                     -----------------   -----------------
          Total current assets....................................              10,776              10,340
                                                                     -----------------   -----------------

PROPERTY AND EQUIPMENT............................................             266,488             235,786
    Accumulated depreciation......................................             (75,742)            (55,292)
                                                                     -----------------   -----------------
    Property and equipment, net...................................             190,746             180,494
                                                                     -----------------   -----------------

DEFERRED CHARGES..................................................               7,637               8,073
    Accumulated amortization......................................              (3,430)             (3,214)
                                                                     -----------------   -----------------
    Deferred charges, net.........................................               4,207               4,859
                                                                     -----------------   -----------------
                                                                     (UK Pound)205,729   (UK Pound)195,693
                                                                     =================   =================
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable and accrued expenses.........................    (UK Pound)21,814    (UK Pound)19,972
    Other current liabilities.....................................               1,465               2,172
    Current portion of long-term debt and capital lease obligations              1,374                 758
                                                                     -----------------   -----------------
          Total current liabilities...............................              24,653              22,902
                                                                     -----------------   -----------------

LONG-TERM DEBT, less current portion..............................             115,698              89,727
                                                                     -----------------   -----------------

CAPITAL LEASE OBLIGATIONS, less current portion...................              10,841              11,751
                                                                     -----------------   -----------------

CONVERTIBLE DEBT AND LOANS FROM SHAREHOLDERS......................              74,277              69,017
                                                                     -----------------   -----------------

OTHER LIABILITIES.................................................               3,832               2,543
                                                                     -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIENCY)
    Ordinary shares, (UK Pound).10 par value - authorized,
       100,000,000 shares; issued, 55,572,916.....................               5,557               5,557
    Additional capital............................................              97,254              97,254
    Accumulated deficit...........................................            (126,383)           (103,058)
                                                                     -----------------   -----------------
          Total shareholders' (deficiency)........................             (23,572)               (247)
                                                                     -----------------   -----------------
                                                                     (UK Pound)205,729   (UK Pound)195,693
                                                                     =================   =================

See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in (UK Pound)000's)

                                                                          Year Ended December 31,
                                                                 1998               1997                1996
SERVICE INCOME........................................... (UK Pound)66,987    (UK Pound)52,816    (UK Pound)40,091
                                                         -----------------   -----------------   -----------------
COSTS AND EXPENSES
   Operating.............................................           27,259              22,084              17,978
   Selling, general and administrative...................           24,869              23,703              21,157
   Depreciation and amortization.........................           22,659              19,740              14,862
                                                         -----------------   -----------------   -----------------
                                                                    74,787              65,527              53,997
                                                         -----------------   -----------------   -----------------
OPERATING LOSS...........................................           (7,800)            (12,711)            (13,906)

INTEREST EXPENSE.........................................           15,730              12,692               7,556

INVESTMENT INCOME........................................             (205)               (235)               (221)
                                                         -----------------   -----------------   -----------------
NET LOSS.................................................((UK Pound)23,325)  ((UK Pound)25,168)  ((UK Pound)21,241)
                                                         =================   =================   =================

See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in (UK Pound)000's)

                                                                            Year Ended December 31,
                                                                 1998                 1997                1996
OPERATING ACTIVITIES
   Net loss..............................................((UK Pound)23,325)     ((UK Pound)25,168)  ((UK Pound)21,241)
   Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
     Depreciation and amortization........................          22,659                 19,740              14,862
     Non-cash interest expense............................           5,260                  4,773               3,355
                                                           ---------------        ---------------     ---------------
                                                                     4,594                   (655)             (3,024)
     Increase in accounts receivable and
       other current assets...............................            (361)                  (618)             (2,428)
     Increase (decrease) in accounts payable and accrued
       expenses, other current liabilities and other
       liabilities........................................           2,424                   (135)              7,508
                                                           ---------------        ---------------     ---------------
         Net cash provided by (used in) operating
          activities......................................           6,657                 (1,408)              2,056
                                                           ---------------        ---------------     ---------------
FINANCING ACTIVITIES
   Proceeds from borrowings...............................          26,000                 94,029              40,000
   Debt acquisition costs.................................                                 (1,704)
   Loans from shareholders................................                                 12,000               3,000
   Repayments of debt.....................................             (26)               (65,031)                (33)
   Repayment of capital leases............................            (741)                  (537)                (21)
   Issuances of shares....................................                                    812
                                                           ---------------        ---------------     ---------------
         Net cash provided by financing activities........          25,233                 39,569              42,946
                                                           ---------------        ---------------     ---------------
INVESTING ACTIVITIES
   Capital expenditures...................................         (31,815)               (38,656)            (46,082)
                                                           ---------------        ---------------     ---------------
         Net cash used in investing activities ...........         (31,815)               (38,656)            (46,082)
                                                           ---------------        ---------------     ---------------

INCREASE (DECREASE) IN CASH...............................              75                   (495)             (1,080)

CASH, beginning of year...................................           2,718                  3,213               4,293
                                                           ---------------        ---------------     ---------------
CASH, end of year......................................... (UK Pound)2,793        (UK Pound)2,718     (UK Pound)3,213
                                                           ===============        ===============     ===============

See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY) EQUITY
(in (UK Pound)000's)


                                                 Ordinary         Additional       Accumulated
                                                  Shares            Capital          Deficit               Total
BALANCE, JANUARY 1, 1996.....................(UK Pound)5,513  (UK Pound)96,486  ((UK Pound)56,649)   (UK Pound)45,350
     Net loss................................                                             (21,241)            (21,241)
                                             ---------------  ----------------  -----------------   -----------------

BALANCE, DECEMBER 31, 1996...................          5,513            96,486            (77,890)             24,109
     Shares issued...........................             44               768                                    812
     Net loss................................                                             (25,168)            (25,168)
                                             ---------------  ----------------  -----------------   -----------------

BALANCE, DECEMBER 31, 1997...................          5,557            97,254           (103,058)               (247)
     Net loss................................                                             (23,325)            (23,325)
                                             ---------------  ----------------  -----------------   -----------------

BALANCE, DECEMBER 31, 1998...................(UK Pound)5,557  (UK Pound)97,254 ((UK Pound)126,383)  ((UK Pound)23,572)
                                             ===============  ================  =================   =================

See notes to consolidated financial statements.

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.   BUSINESS

     Cable London PLC, a company incorporated in the United Kingdom ("UK"), and subsidiaries (the "Company") is principally engaged in the development, construction, management and operation of cable telecommunications systems. The Company holds four franchises covering Camden, Haringey, Hackney/Islington and Enfield, England.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     The Company maintains its books and records in accordance with accounting principles generally accepted in the UK. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as practiced in the United States ("US") and are stated in UK pounds sterling ("UK Pound"). There were no significant differences between accounting principles followed for UK purposes and generally accepted accounting principles practiced in the US. The UK Pound exchange rate as of December 31, 1998 and 1997 was US $1.66 and US $1.65, respectively.

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1998 and 1997, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

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

     During the Prematurity Period, depreciation and amortization of system assets is determined by multiplying the depreciation and amortization of the total capitalized system assets expected at the end of the Prematurity Period by the Fraction. At the end of the Prematurity Period, depreciation and amortization of system assets is based on

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)

     the remaining undepreciated cost at that date. As of December 31, 1998, all of the Company's four franchise areas have completed their Prematurity Period.

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

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)

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

     Recent Accounting Pronouncements
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

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

     The London Revolver contains restrictive covenants which limit the Company's ability to enter into arrangements for the acquisition and sale of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these covenants require that certain financial ratios and cash flow levels be maintained and contain certain restrictions on dividend payments. The Company's two principal shareholders' rights to receive consulting fee payments from the Company had been subordinated to the banks under the London Revolver. The payment of

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)

     consulting fees was restricted until the Company met certain financial ratio tests under the London Revolver. The consulting fee agreements were terminated in October 1998 pursuant to an agreement between the Company's two principal shareholders. In addition, the Company's two principal shareholders' shares in the Company have been pledged to secure the London Revolver.

     The Company enters into Swaps and Collars as a normal part of its risk management efforts to limit its exposure to adverse fluctuations in interest rates. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of interest rates. In June 1997, the Company entered into a series of four year interest Swaps with three banks. Under the agreements, the Company pays fixed rate interest at 7.34% and receives floating rate interest at three month LIBOR, based upon the outstanding notional amount of the Swaps. As of December 31, 1998, the notional amount outstanding on the Swaps was (UK Pound)64.5 million and increased to (UK Pound)69.5 million on January 7, 1999. Also in June 1997, the Company entered into a Collar which limits the interest rate on the notional amount to between 6% and 9%. As of December 31, 1998, the notional amount outstanding on the Collar was (UK Pound)32.3 million and increased to (UK Pound)34.8 million on January 7, 1999. The notional amounts of interest rate agreements and interest rate collar agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. While Swaps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the year ended December 31, 1998 was not significant. The estimated amount to settle the Company's Swaps and Collar was (UK Pound)3.7 million and (UK Pound)1.5 million as of December 31, 1998 and 1997, respectively.

     Also included in long-term debt is a mortgage note payable with an outstanding balance of (UK Pound)727,000 and (UK Pound)753,000 as of December 31, 1998 and 1997, respectively, payable in monthly installments through 2002 which is secured by property of the Company. The mortgage note bears interest at a fixed rate of 9.79%.

     Maturities of long-term debt outstanding as of December 31, 1998 for the four years after 1999 are as follows ((UK Pound)000's):

                      2000                      (UK Pound)31
                      2001                             2,911
                      2002                            12,131
                      2003                            17,250

     The differences between the carrying amounts and estimated fair value of the Company's long-term debt was not significant as of December 31, 1998 and 1997. Interest rates that are currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

4.   CONVERTIBLE DEBT AND LOANS FROM SHAREHOLDERS

     As of December 31, 1998 and 1997, the Company had outstanding convertible debt due to shareholders of (UK Pound)42.0 million and outstanding loans from shareholders of (UK Pound)15.0 million. The convertible debt and loans from shareholders bear interest at 2% above the base lending rate of Barclays Bank PLC (8.25% effective rate as of December 31, 1998) and are payable on demand. Accrued interest on the convertible debt and loans from shareholders is (UK Pound)17.3 million and (UK Pound)12.0 million as of December 31, 1998 and 1997, respectively. Under the terms of the London Revolver, principal and interest on the convertible debt and loans from shareholders cannot be paid until the London Revolver is repaid. Accordingly, the convertible debt, loans from shareholders and accrued interest thereon has been classified as long-term convertible debt and other in the Company's consolidated balance sheet. The convertible debt, along with accrued interest thereon, is convertible into the Company's ordinary shares at (UK Pound)2.00 per share. Interest expense on the convertible debt and loans from shareholders was (UK Pound)5.3 million, (UK Pound)4.8 million and (UK Pound)3.3 million during the years ended December 31, 1998, 1997 and 1996, respectively. A reasonable estimate of the

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)

     fair value of the convertible debt and loans from shareholders is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

5.   RELATED PARTY TRANSACTIONS

     The Company had consulting agreements with Comcast U.K. Consulting, Inc. ("Comcast Consulting") and Telewest Communications Group Ltd., subsidiaries of the Company's two principal shareholders, Comcast UK and Telewest
     Communications plc ("Telewest"), respectively. The Company pays a fee to Telewest each year as a contribution to the operating expenses and capital expenditures of Telewest's Network Service Center, which provides telephony support to the Company. The consulting agreements were terminated in October 1998 pursuant to an agreement between NTL (Bermuda) Limited and Telewest.

     A summary of related party charges included in the Company's consolidated financial statements is as follows (in (UK Pound)000's):

                                                                           Year Ended December 31,
                                                                   1998              1997              1996
           Consulting fees                                    (UK Pound)1,100  (UK Pound)1,077     (UK Pound)790
           Network Service Center fees                                    427              521               639
           Other                                                          653              355               125
                                                              ---------------  ---------------   ---------------
                                                              (UK Pound)2,180  (UK Pound)1,953   (UK Pound)1,554
                                                              ===============  ===============   ===============

     As of December 31, 1998 and 1997, accounts payable and accrued expenses include (UK Pound)406,000 million and (UK Pound)176,000, respectively, payable to the Company's two principal shareholders, principally for consulting fees and normal operating expenses paid by the shareholders and their affiliates on behalf of the Company. As of December 31, 1998 and 1997, other long-term liabilities includes (UK Pound)3.8 million and (UK Pound)2.5 million, respectively of consulting fees and interest payable to the Company's two principal shareholders as payment is restricted under the London Revolver.

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

     Significant components of the Company's deferred income taxes are as follows (in (UK Pound)000's):

                                                                                                      December 31,
                                                                                                1998              1997
         Net operating loss carryforwards (carried forward indefinitely)..............  (UK Pound)19,609    (UK Pound)17,692
         Differences between book and tax basis of property...........................            13,143              10,426
         Other........................................................................              (106)               (459)
         Less: Valuation allowance....................................................           (32,646)            (27,659)
                                                                                        ----------------    ----------------
                                                                                        (UK Pound)          (UK Pound)
                                                                                        ================    ================

CABLE LONDON PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Concluded)

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of approximately (UK Pound)10.0 million, (UK Pound)7.4 million and (UK Pound)3.7 million during the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company incurred capital lease obligations of (UK Pound)444,000, (UK Pound)4.8 million and (UK Pound)1.5 million during the years ended December 31, 1998, 1997 and 1996, respectively.


8.   COMMITMENTS AND CONTINGENCIES

     Certain of the Company's facilities and equipment are held under operating or capital leases which expire through 2007.

     A summary of assets held under capital leases are as follows (in (UK Pound)000's):

                                                                                    December 31,
                                                                            1998                  1997
         System, fixtures, fittings, equipment and vehicles..........  (UK Pound)13,484     (UK Pound)13,040
         Less: Accumulated depreciation..............................            (4,385)              (2,836)
                                                                       ----------------     ----------------
                                                                        (UK Pound)9,099     (UK Pound)10,204
                                                                       ================     ================

     Future minimum rental payments under lease commitments with an initial or remaining term of more than one year as of December 31, 1998 are as follows (in (UK Pound)000's):

                                                                          Capital          Operating
                                                                          leases            leases
         1999........................................................  (UK Pound)2,194    (UK Pound)786
         2000........................................................            2,125              665
         2001........................................................            2,340              615
         2002........................................................            1,491              597
         2003........................................................            1,674              597
         Thereafter..................................................            6,273            2,012
                                                                      ----------------  ---------------
         Total minimum rental commitments............................           16,097  (UK Pound)5,272
                                                                                        ===============
         Less: Amount representing interest..........................           (3,911)
                                                                      ----------------
         Present value of minimum rental commitments.................           12,186
         Less: Current portion of capital lease obligations..........           (1,345)
                                                                      ----------------
         Long-term portion of capital lease obligations.............. (UK Pound)10,841
                                                                      ================

     Operating lease expense for the years ended December 31, 1998, 1997 and 1996 was (UK Pound)822,000, (UK Pound)919,000 and (UK Pound)1.2 million, respectively.

                              NTL (BERMUDA) LIMITED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                              (in (UK Pound)000's)

                                                                               Additions
                                           Balance at         Effect of        Charged to      Deductions          Balance
                                           Beginning           SingTel         Costs and          from             at End
                                             of Year         Transaction        Expenses        Reserves(A)        of Year
Allowance for Doubtful Accounts

   1998..............................     (UK Pound)2,598                   (UK Pound)1,720  (UK Pound)1,478    (UK Pound)2,840

   1997..............................               1,338                             1,488              228              2,598

   1996..............................                  40    (UK Pound)577            1,325              604              1,338


(A) Uncollectible accounts written off.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10, 11, 12 AND 13

Omitted, pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV

ITEM 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements are included in Part II, Item 8:

              NTL (Bermuda) Limited formerly Comcast UK Cable Partners Limited and Subsidiaries
              Independent Auditors' Report.............................................9
              Consolidated Balance Sheets--December 31, 1998 and 1997.................11
              Consolidated Statements of Operations--Years
               Ended December 31, 1998, 1997 and 1996.................................12
              Consolidated Statements of Cash Flows--Years
               Ended December 31, 1998, 1997 and 1996.................................13
              Consolidated Statement of Shareholder's
               Equity--Years Ended December 31, 1998, 1997 and 1996...................14
              Notes to Consolidated Financial Statements..............................15

              Cable London PLC and Subsidiaries
              Independent Auditors' Report............................................25
              Consolidated Balance Sheet--December 31, 1998 and 1997..................26
              Consolidated Statement of Operations--Years
               Ended December 31, 1998, 1997 and 1996.................................27
              Consolidated Statement of Cash Flows--Years
               Ended December 31, 1998, 1997 and 1996.................................28
              Consolidated Statement of Shareholders' (Deficiency)
               Equity--Years Ended December 31, 1998, 1997 and 1996...................29
              Notes to Consolidated Financial Statements..............................30

     (b) (i) The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is included in Part II:

              Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K.

         (i) The Company filed the following Current Reports on Form 8-K:(i) under Items 1, 4 and 7 on November 4, 1998 relating to the change in control of the Registrant, (ii) under Items 5 and 7 on October 28, 1998 and (iii) under Items 5 and 7 on October 6, 1998. No financial statements were filed with the above-referred reports.

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:

         2.l*       Reorganization Agreement, dated 19 September 1994, among
                    Warburg, Pincus Investors, L.P., Bankers Trust Investments
                    PLC ("Bankers Trust"), Comcast Corporation ("Comcast"),
                    Comcast U.K. Holdings, Inc., ("Holdings"), the Company and
                    UK Cable Partners Limited ("UKCPL").
         2.2z       Agreement and Plan of Amalgamation dated 4 February 1998
                    among NTL Incorporated, NTL (Bermuda) Limited and the
                    Company, as amended.
         3(i)+      Memorandum of Association of the Company.
         3(ii)+     Bye-laws of the Company.
         4.l+       Form of Certificate for Class A Common Shares, par value (UK
                    Pound)0.01 per share.
         4.2*       Indenture dated as of 15 November 1995, between the Company and Bank of Montreal Trust Company, as Trustee, in respect of the Company's 11.20% Senior Discount Debentures Due 2007
                    (the "2007 Debentures").
         4.2ax      Form of certificate of the 2007 Debentures (included in
                    Exhibit 4.2).

         10.1+ Subscription and Contribution Agreement, dated 26 October 1992, among Comcast, UKCPL, the Company, Holdings, Comcast Cablevision of Birmingham, Inc. ("Comcast Birmingham") and Comcast Cablevision of London, Inc.
         10.2+ Shareholders Agreement, dated 11 December 1992 (the "Shareholders Agreement"), among Holdings, UKCPL, the Company and Comcast.
         10.3+ Delegation Agreement, dated 11 December 1992 (the "Delegation Agreement"), among LTK Consulting, Comcast and Comcast UK Consulting, Inc. ("Comcast Consulting").
         10.4+ NewCo Services Agreement, dated 11 December 1992 (the "NewCo Services Agreement"), between the Company and Comcast UK Cable Partners Consulting, Inc. ("UK Consulting").
         10.5++ Supplemental Agreement, dated 21 June 1995, among the Company, Comcast Consulting, Comcast, Holdings, Warburg Pincus and UK Consulting to the NewCo Services Agreement, the Delegation Agreement and the Shareholders Agreement.
         10.6+ Memorandum of Association and Articles of Association of Birmingham Cable Corporation Limited ("Birmingham Cable").
         10.7+ Co-ownership Agreement, dated 12 March 1990, between US West International Holdings, Inc. ("US West") and Comcast Birmingham.
         10.7a+     Letter,  dated  29  April  1992,  from US  West  to  Comcast
                    Birmingham relating to the Co-ownership Agreement.
         10.7b+     Letter, dated 6 May 1992, from US West to Comcast Birmingham relating to the Co-ownership Agreement.
         10.8+ Subscription Agreement, dated 4 May 1989, between Birmingham Cable and US West.
         10.8a+ Subscription Agreement, dated 31 May 1989, among Birmingham Cable, US West, Compagnie Generale des Eaux ("CGE"), The Cable Corporation Limited ("TCC") and the Standard Life Insurance Company ("Standard Life").
         10.8b+ Supplemental Subscription Agreement, dated 16 March 1990, among Birmingham Cable, US West, CGE, TCC, Standard Life, Comcast Birmingham and General Cable PLC ("General Cable").
         10.8c+ Second Supplemental Subscription Agreement, dated 16 March 1990, among Birmingham Cable, US West, CGE, TCC, Standard Life, Comcast Birmingham and General Cable.
         10.8d+ Third Supplemental Subscription Agreement, dated 12 May 1992, among Birmingham Cable, US West, CGE, TCC, Standard Life, Comcast Birmingham, General Cable and US West Cable Programming Corporation.
         10.8e* Agreement relating to Birmingham Cable, dated 30 March 1994, among General Cable, CGE, Telewest Communications plc ("Telewest"), US West, United Artists Cable Television International Holdings, Inc., the Company, Comcast, TCC, Birmingham Cable, Birmingham Cable Limited and Standard Life.
         10.9+ Management Agreement, dated 25 April 1990 (the "Management Agreement"), among Birmingham Cable, Birmingham Cable Limited, US West and Comcast Birmingham.
         10.9a+ Assignment Agreement, dated 27 August 1990, relating to the Management Agreement.
         10.9b+ Assignment and Amendment Agreement, dated 5 August 1992, relating to the Management Agreement.
         10.10+ Consultant Agreement, dated 17 July 1992, among Birmingham Cable, Birmingham Cable Limited and Telewest Communications Group Limited.
         10.12+ Memorandum of Association and Articles of Association of Cable London PLC ("Cable London").
         10.13+ Consultant Agreement, dated 16 August 1989, between Cable London and US West Cable Communications Limited.
         10.14+ Consultant Agreement, dated 17 August 1989 (the "London Consultant Agreement"), between Cable London and Comcast.
         10.14a+ Assignment Agreement, dated 14 September 1990, relating to the London Consultant Agreement.
         10.15+ Subscription Agreement, dated 10 July 1989, among Cable London, US West, Comcast, Jerrold Samuel Nathan, Malcolm John Gee, Sally Margaret Davis and Steven Michael Kirk.
         10.16x Share Exchange Agreement, dated 4 December 1995, among Singapore Telecom International Pte. Limited, Cambridge Cable, the Company and Holdings.
         10.17+ Share Exchange Agreement, dated 5 May 1994, between Avalon Telecommunications L.L.C. and the Company.
         10.18y Agreement dated August 14, 1998 among Telewest Communications plc, Telewest Communications Holding Limited, the Company and NTL Incorporated.
         27.1       Financial Data Schedule.

         99.1y Consolidated financial statements of Cambridge Holding Company Limited (a United Kingdom corporation in the prematurity stage) and subsidiaries as of and for the years ended December 31, 1995 and 1994.

---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (file number 33-96932) declared effective November 9, 1995.
+ Incorporated by reference to the Company's Registration Statement on Form S-1 (file number 33-76160) declared effective September 20, 1994.
++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (file number 0-24792).
ss. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (file number 0-24792).
x Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 1996.
y Incorporated by reference to NTL Incorporated's Current Report on Form 8-K dated August 18, 1998. (file number 000-22616).
z Incorporated by reference to NTL's Registration Statement on Form S-4 (file number 333-64727)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.


                                NTL (BERMUDA) LIMITED

                                By: /s/ J. Barclay Knapp
                                   J. Barclay Knapp
                                   President, Chief Executive Officer and
                                   Chief Financial Officer (Principal Executive
                                   and Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                   Date
/s/ J. Barclay Knapp                                                                March 30, 1999
J. Barclay Knapp                            President, Chief Executive Officer
                                            and Chief Financial Officer
                                            (Principal Executive and
                                            Principal Financial Officer)

/s/ George S. Blumenthal                                                            March 30, 1999
George S. Blumenthal                        Chairman of the Board and
                                            Treasurer

/s/ Gregg Gorelick                                                                  March 30, 1999
Gregg Gorelick                              Vice President - Controller
                                            (Principal Accounting Officer)

/s/ Sidney R. Knafel                                                                March 30, 1999
Sidney R. Knafel                            Director

/s/ Ted H. McCourtney                                                               March 30, 1999
Ted H. McCourtney                           Director

/s/ Del Mintz                                                                       March 30, 1999
Del Mintz                                   Director

/s/ Alan J. Patricof                                                                March 30, 1999
Alan J. Patricof                            Director

/s/ Warren Potash                                                                   March 30, 1999
Warren Potash                               Director

/s/ Michael S. Willner                                                              March 30, 1999
Michael S. Willner                          Director