Form 10-Q
period 1999-03-31
NTL BERMUDA LTD
filed 1999-05-17
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1999
                                       OR

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

         Yes  _X_                                             No ___
                           --------------------------

As of March 31, 1999, there were 800,000 shares of the Registrant's common stock outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's Common Stock.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    March 31, 1999 (Unaudited) and December 31, 1998..........2

                    Condensed Consolidated Statements of Operations and Accumulated Deficit for the Three Months Ended
                    March 31, 1999 and 1998 (Unaudited).......................3

                    Condensed Consolidated Statements of Cash Flows for
                    the Three Months Ended March 31, 1999 and 1998
                    (Unaudited)...............................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........8 - 11

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk........................................12

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings........................................12

          Item 6.   Exhibits and Reports on Form 8-K.........................12

SIGNATURE....................................................................13

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

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   March 31,          December 31,
                                                                                     1999                 1998
                                                                                ----------------  ------------------
                                                                                (in (UK Pound)000's, except share data)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents................................................   (UK Pound)38,340   (UK Pound)103,451
    Accounts receivable, less allowance for doubtful accounts of
       (UK Pound)3,311 (1999) and (UK Pound)2,840 (1998).....................              5,502               5,603
    Other current assets.....................................................             13,186               5,404
                                                                                ----------------  ------------------
    Total current assets.....................................................             57,028             114,458
                                                                                ----------------  ------------------
INVESTMENT IN CABLE LONDON PLC...............................................             26,625              28,080
                                                                                ----------------  ------------------
PROPERTY AND EQUIPMENT.......................................................            391,586             379,446
    Accumulated depreciation ................................................            (64,818)            (57,624)
                                                                                ----------------  ------------------
    Property and equipment, net..............................................            326,768             321,822
                                                                                ----------------  ------------------
DEFERRED CHARGES.............................................................             58,322              58,269
    Accumulated amortization.................................................            (16,911)            (15,493)
                                                                                ----------------  ------------------
    Deferred charges, net....................................................             41,411              42,776
                                                                                ----------------  ------------------
OTHER ASSETS.................................................................             56,420               5,188
                                                                                ----------------  ------------------
                                                                               (UK Pound)508,252   (UK Pound)512,324
                                                                                ================  ==================
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses....................................   (UK Pound)26,031    (UK Pound)25,162
    Current portion of long-term debt........................................              1,557               1,966
    Note payable to Comcast U.K. Holdings, Inc...............................             12,577              12,310
                                                                                ----------------  ------------------
       Total current liabilities.............................................             40,165              39,438
                                                                                ----------------  ------------------
LONG-TERM DEBT, less current portion.........................................            273,680             259,104
                                                                                ----------------  ------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
    Common stock, (UK Pound).01 par value - authorized and issued 800,000 shares               8                   8
    Additional capital.......................................................            359,049             359,049
    Accumulated deficit......................................................           (164,650)           (145,275)
                                                                                ----------------  ------------------
       Total shareholder's equity............................................            194,407             213,782
                                                                                ----------------  ------------------
                                                                               (UK Pound)508,252   (UK Pound)512,324
                                                                                ================  ==================


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                            1999                    1998
                                                                     -------------------    --------------------
                                                                                (in (UK Pound)000's)
REVENUES
   Service income.................................................      (UK Pound)23,189        (UK Pound)17,302
   Consulting fee income..........................................                                           274
                                                                     -------------------    --------------------
                                                                                  23,189                  17,576
                                                                     -------------------    --------------------

COSTS AND EXPENSES
   Operating......................................................                 7,773                   5,661
   Selling, general and administrative............................                10,169                   8,489
   Management fees................................................                                           755
   Depreciation and amortization..................................                 8,750                   7,254
                                                                     -------------------    --------------------
                                                                                  26,692                  22,159
                                                                     -------------------    --------------------

OPERATING LOSS....................................................                (3,503)                 (4,583)

OTHER (INCOME) EXPENSE
   Interest expense...............................................                 7,646                   8,470
   Investment income..............................................                (1,704)                 (2,229)
   Equity in net losses of affiliates.............................                 2,060                   6,415
   Amalgamation costs.............................................                   145
   Exchange losses (gains) and other..............................                 7,725                  (1,748)
                                                                     -------------------    --------------------
                                                                                  15,872                  10,908
                                                                     -------------------    --------------------

NET LOSS..........................................................               (19,375)                (15,491)

ACCUMULATED DEFICIT
   Beginning of period ...........................................              (145,275)               (187,373)
                                                                     -------------------    --------------------
   End of period..................................................    ((UK Pound)164,650)     ((UK Pound)202,864)
                                                                     ===================    ====================


See notes to condensed consolidated financial statements.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                  1999               1998
                                                                            -----------------  -----------------
                                                                                    (in (UK Pound)000's)
OPERATING ACTIVITIES
   Net loss..............................................................   ((UK Pound)19,375) ((UK Pound)15,491)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization.......................................               8,750              7,254
     Amortization on foreign exchange contracts..........................                 683                683
     Non-cash interest expense...........................................               7,413              6,576
     Non-cash investment income..........................................                (542)              (694)
     Exchange losses (gains).............................................               7,637             (2,854)
     Equity in net losses of affiliates..................................               2,060              6,415
     Changes in operating assets and liabilities:
       Accounts receivable and other current assets......................              (7,681)             1,153
       Accounts payable and accrued expenses.............................                 866              3,151
                                                                            -----------------  -----------------

         Net cash (used in) provided by operating activities.............                (189)             6,193
                                                                            -----------------  -----------------

FINANCING ACTIVITIES
   Repayments of debt....................................................                (754)              (598)
   Proceeds from borrowing...............................................                                 75,000
   Deferred financing costs..............................................                                 (1,627)
   Net transactions with affiliates......................................                 (60)              (141)
                                                                            -----------------  -----------------

         Net cash (used in) provided by financing activities.............                (814)            72,634
                                                                            -----------------  -----------------

INVESTING ACTIVITIES
   Capital contributions and loans to affiliates.........................                                 (1,768)
   Fixed asset deposit with affiliate....................................             (51,915)
   Capital expenditures..................................................             (12,141)           (16,172)
   Additions to deferred charges.........................................                 (52)               (58)
                                                                            -----------------  -----------------

         Net cash (used in) investing activities.........................             (64,108)          (17,998)
                                                                            -----------------  -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................             (65,111)            60,829

CASH AND CASH EQUIVALENTS, beginning of period...........................             103,451             37,372
                                                                            -----------------  -----------------

CASH AND CASH EQUIVALENTS, end of period.................................    (UK Pound)38,340   (UK Pound)98,201
                                                                            =================  =================


See notes to condensed consolidated financial statements.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by NTL (Bermuda) Limited (formerly Comcast UK Cable Partners Limited) (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1999 are not necessarily indicative of operating results for the full year.

     Recent Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

2.   AMALGAMATION WITH NTL

     On October 29, 1998, NTL Incorporated ("NTL"), NTL (Bermuda) Limited, a wholly owned subsidiary of NTL, and Comcast UK Cable Partners Limited ("Partners") consummated a transaction (the "Amalgamation"), whereby NTL (Bermuda) Limited merged with Partners.

     Pursuant to then existing arrangements between Partners and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London PLC ("Cable London") and Birmingham Cable Corporation Limited ("Birmingham Cable"), Telewest had certain rights to acquire either or both of Partner's interests in these systems as a result of the Amalgamation. On August 14, 1998, Partners and NTL entered into an agreement (the "Telewest Agreement") with Telewest relating to Partner's ownership interests in Birmingham Cable, Partner's and Telewest's respective ownership interests in Cable London and certain other related matters. Pursuant to the Telewest Agreement, Partners sold its 27.5% ownership interest in Birmingham Cable to Telewest for (UK Pound)125 million, plus (UK Pound)5 million for certain subordinated debt and fees. Partners and Telewest have also agreed within a certain time period to rationalize their joint ownership of Cable London pursuant to an agreed procedure (the "Shoot-out"). Between April 29 and July 29, 1999, the Company can notify Telewest of the price at which it is willing to sell its 50% ownership interest in Cable London to Telewest. Following such notification, Telewest at its option will be required at that price to either purchase the Company's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to the Company. If the Company fails to give notice to Telewest during the Shoot-out period, it will be deemed to have given a notice to Telewest offering to sell its Cable London interest for (UK Pound)100 million.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   INVESTMENTS IN AFFILIATES

     Included in investments in affiliates as of March 31, 1999 and December 31, 1998 are loans to Cable London of (UK Pound)28.5 million and accrued interest of (UK Pound)9.2 million and (UK Pound)8.6 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (7.50% effective rate as of March 31, 1999) and are subordinate to Cable London's credit facility. Of these loans, (UK Pound)21.0 million as of March 31, 1999 and December 31, 1998 are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00.

     Although the Company is not contractually committed to make any additional capital contributions or advances to Cable London, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interests in Cable London.

     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                                      Birmingham        Cable
                                                                       Cable (1)        London          Combined
                                                                     (UK Pound)000  (UK Pound)000     (UK Pound)000
     THREE MONTHS ENDED MARCH 31, 1999
     Results of operations
         Service income.........................................                  (UK Pound)18,992
         Operating, selling, general and
           administrative expenses..............................                           (13,579)
         Depreciation and amortization..........................                            (5,904)
         Operating loss.........................................                              (491)
         Net loss...............................................                            (4,023)
         Company's equity in net loss...........................                            (2,060)

     AT MARCH 31, 1999
     Financial position
         Current assets.........................................                             9,411
         Noncurrent assets......................................                           194,185
         Current liabilities....................................                            21,636
         Noncurrent liabilities.................................                           209,556

     THREE MONTHS ENDED MARCH 31, 1998
     Results of operations
         Service income.........................................(UK Pound)18,779  (UK Pound)15,935  (UK Pound)34,714
         Operating, selling, general and
           administrative expenses..............................         (14,582)          (12,663)          (27,245)
         Depreciation and amortization..........................          (6,486)           (5,456)          (11,942)
         Operating loss.........................................          (2,289)           (2,184)           (4,473)
         Net loss...............................................         (12,345)           (5,870)          (18,215)
         Company's equity in net loss...........................          (3,432)           (2,983)           (6,415)

(1)  The Company sold its 27.5% interest in Birmingham Cable in October 1998.

4.   JOINT PURCHASING ALLIANCE AGREEMENT

     Other assets includes a deposit of (UK Pound)51.9 million which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications plc ("Diamond"), a subsidiary of NTL, for combined fixed asset purchases.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

5.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of (UK Pound)233,000 and (UK Pound)1.6 million during the three months ended March 31, 1999 and 1998, respectively.

     The Company's wholly owned subsidiaries incurred capital lease obligations of (UK Pound)138,000 and (UK Pound)1.3 million during the three months ended March 31, 1999 and 1998, respectively.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NTL (Bermuda) Limited (the "Company") and its subsidiaries are principally engaged in the development, construction, management and operation of companies in the UK cable and telecommunications industry. As of March 31, 1999, the Company had interests in three operations (the "Operating Companies"): Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest, two companies holding franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest, and Cable London PLC ("Cable London"), in which the Company owns a 50% interest. The Company accounts for its interests in Cable London under the equity method. Birmingham Cable Corporation Limited ("Birmingham Cable") in which the Company owned a 27.5% interest was accounted for using the equity method in 1998 until the interests were sold to Telewest Communications plc ("Telewest") in October 1998.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.2 million homes and the businesses within their franchise areas. As of March 31, 1999, the Operating Companies' systems passed more than 888,000 homes or approximately 75% of the homes in their franchise areas and served more than 221,000 cable subscribers, 314,000 residential telephony subscribers and 11,000 business telephony subscribers.

Liquidity and Capital Resources

The Company

Historically, the Company financed its cash requirements through capital contributions from its former shareholders and the issuance of common stock, debentures and other debt. In November 1995, the Company issued $517.3 million principal amount at maturity 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures"). Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

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

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


positive operating cash flow, (iv) the timing of the build-out of the Operating Companies' systems, and (v) whether there may be future acquisitions, including the Cable London Shoot-out.

The Company estimates that the Operating Companies will require approximately (UK Pound)83.0 million from April 1, 1999 through December 31, 1999, to continue the build-out of their systems. Management believes that the entire (UK Pound)83.0 million required will be funded through the Joint Purchasing Alliance Agreement deposit of (UK Pound)51.9 million, cash from operations or from cash on hand, and, for Cable London, through cash from operations, cash on hand or drawdowns under currently existing credit facilities (subject to compliance with certain financial and operating covenants). If such credit facilities are not available for drawdown, the Company expects that Telewest, its strategic and financial partner in Cable London, will provide its pro-rata share of any required fundings, although Telewest is not contractually obligated to do so. Thus, no assurance of such funding can be given. If Telewest fails to provide such financing, Cable London will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and Telewest generally have veto rights over Cable London's debt financing decisions.

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

The Operating Companies have already received assurances from vendors of its main service platforms, including vendors of its telephony switches, cable TV subsystems, and customer management systems ("CMS"), with the exception of Cambridge Cable's CMS, that they expect to be Year 2000 ready. The Cambridge Cable CMS is currently being modified with completion scheduled for July 1999. The cost of the necessary software upgrades is generally included in the Operating Companies maintenance contracts with its vendors.

Costs

There are few major costs directly attributable to the Year 2000 issues, as suppliers will include any remedial software in their normal upgrade process.

For the smaller systems, such as PCs, there has been some acceleration of routine replacement and upgrades to ensure all systems are Year 2000 ready. The Company estimates that this acceleration will result in approximately (UK Pound)300,000 per Operating Company to be incurred in 1999.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


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

Condensed Consolidated Statements of Cash Flows

Net cash (used in) provided by operating activities amounted to ((UK Pound)189,000) and (UK Pound)6.2 million for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999, net cash used in operating activities includes exchange losses of (UK Pound)7.6 million compared to gains of (UK Pound)2.9 million in the prior period and changes in working capital as a result of the timing of receipts and disbursements.

Net cash (used in) provided by financing activities amounted to ((UK Pound)814,000) and (UK Pound)72.6 million for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1998, net cash provided by financing activities includes (UK Pound)75.0 million of borrowings under a credit facility from a consortium of banks that was repaid in October 1998.

Net  cash  used in  investing  activities  was (UK  Pound)64.1  million  and (UK
Pound)18.0 million for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999, net cash used in investing activities includes the Joint Purchasing Alliance Agreement deposit of (UK Pound)51.9 million for combined purchases of fixed assets by NTL affiliates and capital expenditures of (UK Pound)12.1 million. During the three months ended March 31, 1998, net cash used in investing activities includes capital expenditures of (UK Pound)16.2 million and capital contributions and loans to affiliates of (UK Pound)1.8 million.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


Results of Operations

The Company

Summarized consolidated financial information for the Company for the three months ended March 31, 1999 and 1998 is as follows (in thousands, "NM" denotes percentage is not meaningful):


                                                            Three Months Ended
                                                                  March 31,                 Increase/(Decrease)
                                                          1999               1998           (UK Pound)       %
                                                   ------------------  ----------------- ---------------  ------
Revenues                                             (UK Pound)23,189   (UK Pound)17,576  (UK Pound)5,613    31.9%
Operating, selling, general and
  administrative expenses                                      17,942             14,150            3,792    26.8
Management fees                                                                      755             (755)     NM
Depreciation and amortization                                   8,750              7,254            1,496    20.6
                                                   ------------------  -----------------
Operating loss                                                 (3,503)            (4,583)          (1,080)  (23.6)
                                                   ------------------  -----------------
Interest expense                                                7,646              8,470             (824)   (9.7)
Investment income                                              (1,704)            (2,229)            (525)  (23.6)
Equity in net losses of affiliates                              2,060              6,415           (4,355)  (67.9)
Amalgamation costs                                                145                                 145      NM
Exchange losses (gains) and other                               7,725             (1,748)           9,473      NM
                                                   ------------------  -----------------
Net loss                                            ((UK Pound)19,375) ((UK Pound)15,491) (UK Pound)3,884    25.1%
                                                   ==================  =================

Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the three months ended March 31, 1999, as compared to the same period in 1998, are attributable to the effects of the continued development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers in their respective franchise areas. These trends are expected to continue for the foreseeable future.

The Company's former parent and one of its former affiliates provided management services to the Company. The management agreement was terminated upon the Amalgamation with NTL Incorporated.

Interest expense for the three months ended March 31, 1999 and 1998 was (UK Pound)7.7 million and (UK Pound)8.5 million, respectively, representing a decrease of (UK Pound)800,00 from 1998 as compared to the same period in 1999. The decrease is primarily attributable to the repayment of the bank credit facility in October 1998.

Investment income for the three months ended March 31, 1999 and 1998 was (UK Pound)1.7 million and (UK Pound)2.2 million, respectively, representing a decrease of (UK Pound)500,000 from 1998 as compared to the same period in 1999. The decrease is primarily due to decreases in the average cash balances available for investment in 1999 as compared to the same period in 1998.

Equity in net losses of affiliates for the three months ended March 31, 1999 and 1998 was (UK Pound)2.1 million and (UK Pound)6.4 million, respectively, representing a decrease of (UK Pound)4.3 million from 1998 as compared to the same period in 1999. The decrease is attributable to reduced losses of Cable London in 1999 and the sale of Birmingham Cable in October 1998.

The Company incurred costs of (UK Pound)145,000 in 1999 related to the Amalgamation with NTL Incorporated.

Exchange losses (gains) and other for the three months ended March 31, 1999 and 1998 were (UK Pound)7.7 million and ((UK Pound)1.7) million, respectively, representing a change of (UK Pound)9.4 million from 1998 as compared to the same period in 1999. This change primarily resulted from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in United States ("US") dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in the reported market risks since the end of the most recent fiscal year.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               27.0 Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NTL (BERMUDA) LIMITED






Date: May 11, 1999                    By: /s/ J. Barclay Knapp
                                          --------------------------------------
                                          J. Barclay Knapp
                                          President, Chief Executive Officer and
                                          Chief Financial Officer





Date: May 11, 1999                    By: /s/ Gregg Gorelick
                                          --------------------------------------
                                          Gregg Gorelick
                                          Vice President - Controller
                                          (Principal Accounting Officer)