Form 10-Q
period 1999-06-30
NTL BERMUDA LTD
filed 1999-08-16
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1999
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

         Yes  _X_                                          No ___

                           --------------------------

As of June 30, 1999, there were 800,000 shares of the Registrant's common stock outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's Common Stock.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    June 30, 1999 (Unaudited) and December 31, 1998..........2

                    Condensed Consolidated Statements of Operations and Accumulated Deficit for the Six and Three Months Ended
                    June 30, 1999 and 1998 (Unaudited).......................3

                    Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended June 30, 1999 and 1998
                    (Unaudited)..............................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).....................5 - 8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......9 - 13

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk.............................................14

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................14

          Item 6.   Exhibits and Reports on Form 8-K........................14

          SIGNATURE.........................................................15

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

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                       June 30,          December 31,
                                                                                         1999               1998
                                                                                  ----------------     ---------------
                                                                                  (in (UK Pound)000's, except share data)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents................................................     (UK Pound)38,902  (UK Pound)103,451
    Accounts receivable, less allowance for doubtful accounts of
       (UK Pound)3,630 (1999) and (UK Pound)2,840 (1998).....................                5,470              5,603
    Other current assets.....................................................                5,624              5,404
                                                                                  ----------------  -----------------
    Total current assets.....................................................               49,996            114,458
                                                                                  ----------------  -----------------

INVESTMENT IN CABLE LONDON PLC...............................................               25,267             28,080
                                                                                  ----------------  -----------------

PROPERTY AND EQUIPMENT.......................................................              408,221            379,446
    Accumulated depreciation ................................................              (72,162)           (57,624)
                                                                                  ----------------  -----------------
    Property and equipment, net..............................................              336,059            321,822
                                                                                  ----------------  -----------------

DEFERRED CHARGES.............................................................               58,324             58,269
    Accumulated amortization.................................................              (18,330)           (15,493)
                                                                                  ----------------  -----------------
    Deferred charges, net....................................................               39,994             42,776
                                                                                  ----------------  -----------------

OTHER ASSETS.................................................................               55,098              5,188
                                                                                  ----------------  -----------------

                                                                                 (UK Pound)506,414  (UK Pound)512,324
                                                                                  ================  -================
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses....................................     (UK Pound)28,538   (UK Pound)25,162
    Current portion of long-term debt........................................                1,358              1,966
    Note payable to Comcast U.K. Holdings, Inc...............................               12,859             12,310
                                                                                  ----------------  -----------------
       Total current liabilities.............................................               42,755             39,438
                                                                                  ----------------  -----------------

LONG-TERM DEBT, less current portion.........................................              286,650            259,104
                                                                                  ----------------  -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
    Common stock, (UK Pound).01 par value - authorized and issued 800,000 shares                 8                  8
    Additional capital.......................................................              359,049            359,049
    Accumulated deficit......................................................             (182,048)          (145,275)
                                                                                  ----------------  -----------------
       Total shareholder's equity............................................              177,009            213,782
                                                                                  ----------------  -----------------
                                                                                 (UK Pound)506,414  (UK Pound)512,324
                                                                                  ================  -================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                      Six Months Ended                       Three Months Ended
                                                           June 30,                                June 30,
                                                   1999               1998                 1999                 1998
                                            ------------------  ------------------   -----------------  ------------------
                                                                       (in (UK Pound)000's)
REVENUES
   Service income...........................  (UK Pound)47,480    (UK Pound)36,027    (UK Pound)24,291    (UK Pound)18,725
   Consulting fee income....................                                   561                                     287
                                            ------------------  ------------------   -----------------  ------------------
                                                        47,480              36,588              24,291              19,012
                                            ------------------  ------------------   -----------------  ------------------

COSTS AND EXPENSES
   Operating................................            15,966              11,762               8,193               6,101
   Selling, general and administrative......            20,066              17,196               9,897               8,707
   Management fees..........................                                 1,470                                     715
   Depreciation and amortization............            17,527              14,684               8,777               7,430
                                            ------------------  ------------------   -----------------  ------------------
                                                        53,559              45,112              26,867              22,953
                                            ------------------  ------------------   -----------------  ------------------

OPERATING LOSS..............................            (6,079)             (8,524)             (2,576)             (3,941)

OTHER (INCOME) EXPENSE
   Interest expense.........................            15,536              17,407               7,890               8,937
   Investment income........................            (2,680)             (4,489)               (976)             (2,260)
   Equity in net losses of affiliates.......             3,972              11,185               1,912               4,770
   Amalgamation costs.......................               145
   Exchange losses (gains) and other........            13,721                (850)              5,996                 898
                                            ------------------  ------------------   -----------------  ------------------
                                                        30,694              23,253              14,822              12,345
                                            ------------------  ------------------   -----------------  ------------------

NET LOSS....................................           (36,773)            (31,777)            (17,398)            (16,286)

ACCUMULATED DEFICIT
   Beginning of period .....................          (145,275)           (187,373)           (164,650)           (202,864)
                                            ------------------  ------------------   -----------------  ------------------
   End of period............................((UK Pound)182,048) ((UK Pound)219,150) ((UK Pound)182,048) ((UK Pound)219,150)
                                            ==================  ==================   =================  ==================


See notes to condensed consolidated financial statements.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Six Months Ended June 30,
                                                                                    1999               1998
                                                                             ------------------  -----------------
                                                                                     (in (UK Pound)000's)
OPERATING ACTIVITIES
   Net loss..............................................................     ((UK Pound)36,773) ((UK Pound)31,777)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization.......................................                17,527             14,684
     Amortization on foreign exchange contracts..........................                 1,374              1,374
     Non-cash interest expense...........................................                15,179             13,301
     Non-cash investment income..........................................                (1,053)            (1,427)
     Exchange losses (gains).............................................                13,379             (2,590)
     Equity in net losses of affiliates..................................                 3,972             11,185
     Changes in operating assets and liabilities:
       Accounts receivable and other current assets......................                   (87)              (929)
       Accounts payable and accrued expenses.............................                 3,364              1,928
                                                                             ------------------  -----------------

         Net cash provided by operating activities.......................                16,882              5,749
                                                                             ------------------  -----------------

FINANCING ACTIVITIES
   Repayments of debt....................................................                (1,209)            (1,124)
   Proceeds from borrowing...............................................                                   86,000
   Deferred financing costs..............................................                                   (1,634)
   Net transactions with affiliates......................................                   (94)              (365)
                                                                             ------------------  -----------------

         Net cash (used in) provided by financing activities.............                (1,303)            82,877
                                                                             ------------------  -----------------

INVESTING ACTIVITIES
   Capital contributions and loans to affiliates.........................                                   (1,768)
   Fixed asset deposit with affiliate....................................               (51,915)
   Capital expenditures..................................................               (28,158)           (31,701)
   Additions to deferred charges.........................................                   (55)              (214)
                                                                             ------------------  -----------------

         Net cash (used in) investing activities.........................               (80,128)           (33,683)
                                                                             ------------------  -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................               (64,549)            54,943

CASH AND CASH EQUIVALENTS, beginning of period...........................               103,451             37,372
                                                                             ------------------  -----------------

CASH AND CASH EQUIVALENTS, end of period.................................      (UK Pound)38,902   (UK Pound)92,315
                                                                             ==================  =================


See notes to condensed consolidated financial statements.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of operations and accumulated deficit for the six and three months ended June 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by NTL (Bermuda) Limited (formerly Comcast UK Cable Partners Limited) (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1999 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1999 are not necessarily indicative of operating results for the full year.

     Recent Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

2.   AMALGAMATION WITH NTL

     On October 29, 1998, NTL Incorporated ("NTL"), NTL (Bermuda) Limited, a wholly owned subsidiary of NTL, and Comcast UK Cable Partners Limited ("Partners") consummated a transaction (the "Amalgamation"), whereby NTL (Bermuda) Limited merged with Partners.

     Pursuant to then existing arrangements between Partners and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London PLC ("Cable London") and Birmingham Cable Corporation Limited ("Birmingham Cable"), Telewest had certain rights to acquire either or both of Partner's interests in these systems as a result of the Amalgamation. On August 14, 1998, Partners and NTL entered into an agreement (the "Telewest Agreement") with Telewest relating to Partner's ownership interests in Birmingham Cable, Partner's and Telewest's respective ownership interests in Cable London and certain other related matters. Pursuant to the Telewest Agreement, Partners sold its 27.5% ownership interest in Birmingham Cable to Telewest for (UK Pound)125 million, plus (UK Pound)5 million for certain subordinated debt and fees. Partners and Telewest have also agreed to rationalize their joint ownership of Cable London pursuant to an agreed procedure (the "Shoot-out"). Pursuant to this agreement, in July 1999, the Company notified Telewest of the price at which it is willing to sell its 50% ownership interest in Cable London to Telewest. Telewest is now required to notify the Company in August 1999 whether it will purchase the Company's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to the Company. NTL has received an indication from a prominent investment banking firm of its willingness to provide financing in the event that the Company is the buyer of the Cable London interest.

3.   INVESTMENTS IN AFFILIATES

     Included in investments in affiliates as of June 30, 1999 and December 31, 1998 are loans to Cable London of (UK Pound)28.5 million and accrued interest of (UK Pound)9.7 million and (UK Pound)8.6 million, respectively. The loans accrue interest at a rate

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     of 2% above the published base lending rate of Barclays Bank plc (7.00% effective rate as of June 30, 1999) and are subordinate to Cable London's credit facility. Of these loans, (UK Pound)21.0 million as of June 30, 1999 and December 31, 1998 are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00.

     Although the Company is not contractually committed to make any additional capital contributions or advances to Cable London, it currently intends to fund its share of the amounts necessary for capital expenditures and to finance operating deficits. Failure to do so could dilute the Company's ownership interests in Cable London.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                                  Birmingham           Cable
                                                                   Cable (1)          London             Combined
                                                                -------------     -------------       -------------
                                                                (UK Pound)000     (UK Pound)000       (UK Pound)000
     SIX MONTHS ENDED JUNE 30, 1999
     Results of operations
         Service income................................                          (UK Pound)38,574
         Operating, selling, general and
           administrative expenses.....................                                   (27,265)
         Depreciation and amortization.................                                   (11,921)
         Operating loss................................                                      (612)
         Net loss......................................                                    (7,751)
         Company's equity in net loss..................                                    (3,972)

     THREE MONTHS ENDED JUNE 30, 1999
     Results of operations
         Service income................................                                    19,582
         Operating, selling, general and
           administrative expenses.....................                                   (13,686)
         Depreciation and amortization.................                                    (6,017)
         Operating loss................................                                      (121)
         Net loss......................................                                    (3,728)
         Company's equity in net loss..................                                    (1,912)

     AT JUNE 30, 1999
     Financial position
         Current assets................................                                    10,490
         Noncurrent assets.............................                                   193,526
         Current liabilities...........................                                    21,758
         Noncurrent liabilities........................                                   213,582

     SIX MONTHS ENDED JUNE 30, 1998
     Results of operations
         Service income................................     (UK Pound)37,975     (UK Pound)32,178    (UK Pound)70,153
         Operating, selling, general and
           administrative expenses.....................              (29,276)             (25,207)            (54,483)
         Depreciation and amortization.................              (13,742)             (10,976)            (24,718)
         Operating loss................................               (5,043)              (4,005)             (9,048)
         Net loss......................................              (19,078)             (11,530)            (30,608)
         Company's equity in net loss..................               (5,324)              (5,861)            (11,185)

     THREE MONTHS ENDED JUNE 30, 1998
     Results of operations
         Service income................................               19,196               16,243              35,439
         Operating, selling, general and
           administrative expenses.....................              (14,694)             (12,544)            (27,238)
         Depreciation and amortization.................               (7,256)              (5,520)            (12,776)
         Operating loss................................               (2,754)              (1,821)             (4,575)
         Net loss......................................               (6,733)              (5,660)            (12,393)
         Company's equity in net loss..................               (1,892)              (2,878)             (4,770)

(1)  The Company sold its 27.5% interest in Birmingham Cable in October 1998.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

4.   JOINT PURCHASING ALLIANCE AGREEMENT

     Other assets includes a deposit of (UK Pound)51.3 million which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications plc ("Diamond"), a subsidiary of NTL, for combined fixed asset purchases.

5.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of (UK Pound)357,000 and (UK Pound)3.8 million during the six months ended June 30, 1999 and 1998, respectively.

     The Company's wholly owned subsidiaries incurred capital lease obligations of (UK Pound)138,000 and (UK Pound)1.7 million during the six months ended June 30, 1999 and 1998, respectively.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NTL (Bermuda) Limited (the "Company") and its subsidiaries are principally engaged in the development, construction, management and operation of companies in the UK cable and telecommunications industry. As of June 30, 1999, the Company had interests in three operations (the "Operating Companies"): Cambridge Holding Company Limited ("Cambridge Cable"), in which the Company owns a 100% interest, two companies holding franchises for Darlington and Teesside, England ("Teesside"), in which the Company owns a 100% interest, and Cable London PLC ("Cable London"), in which the Company owns a 50% interest. The Company accounts for its interests in Cable London under the equity method. Birmingham Cable Corporation Limited ("Birmingham Cable") in which the Company owned a 27.5% interest was accounted for using the equity method in 1998 until the interests were sold to Telewest Communications plc ("Telewest") in October 1998.

When build-out of the Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.2 million homes and the businesses within their franchise areas. As of June 30, 1999, the Operating Companies' systems passed more than 937,000 homes or approximately 79% of the homes in their franchise areas and served more than 226,000 cable subscribers, 319,000 residential telephony subscribers and 13,000 business telephony subscribers.

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

In August 1998, the Company and NTL Incorporated entered into an agreement with Telewest relating to the Company's and Telewest's respective 50% ownership interests in Cable London and certain other related matters (the "Telewest Agreement"). Pursuant to the Telewest Agreement, the Company and Telewest agreed to rationalize their joint ownership of Cable London pursuant to an agreed procedure (the "Cable London Shoot-out"). Pursuant to this agreement in July 1999, the Company notified Telewest of the price at which it is willing to sell its 50% ownership in Cable London to Telewest. Telewest is now required to notify the Company in August 1999 whether it will purchase the Company's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to the Company. NTL has received an indication from a prominent investment banking firm of its willingness to provide financing in the event that the Company is the buyer of the Cable London interest.

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

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


positive operating cash flow, (iv) the timing of the build-out of the Operating Companies' systems, and (v) whether there may be future acquisitions, including the Cable London Shoot-out.

The Company estimates that the Operating Companies will require approximately (UK Pound)61.0 million from July 1, 1999 through December 31, 1999, to continue the build-out of their systems. Management believes that the entire (UK Pound)61.0 million required will be funded through the Joint Purchasing Alliance Agreement deposit of (UK Pound)51.3 million, cash from operations or from cash on hand, and, for Cable London, through cash from operations, cash on hand or drawdowns under currently existing credit facilities (subject to compliance with certain financial and operating covenants). If such credit facilities are not available for drawdown, the Company expects that Telewest, its strategic and financial partner in Cable London, will provide its pro-rata share of any required fundings, although Telewest is not contractually obligated to do so. Thus, no assurance of such funding can be given. If Telewest fails to provide such financing, Cable London will be required to seek additional funds elsewhere. Such additional funds may come from the Company, from new strategic and financial partners, from borrowings under new credit facilities or from other sources, although there can be no assurance that any such financing would be available on acceptable terms and conditions. The Company and Telewest generally have veto rights over Cable London's debt financing decisions.

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

Status to Date

The Operating Companies utilize hardware and software from vendors for substantially all of their activities, including billing, customer service and the operation of the network. The Operating Companies, therefore, are working with these third-party vendors to ensure Year 2000 readiness. The Operating Companies have already received assurances from vendors of its main service platforms, including vendors of its telephony switches, cable TV subsystems, and customer management systems ("CMS"), with the exception of Cambridge Cable's CMS, that they expect to be Year 2000 ready. The Cambridge Cable CMS is currently being modified with completion scheduled for September 1999. The cost of the necessary software upgrades is generally included in the Operating Companies maintenance contracts with its vendors.

Costs

There are few major costs directly attributable to the Year 2000 issues, as suppliers will include any remedial software in their normal upgrade process.

For the smaller systems, such as PCs, there has been some acceleration of routine replacement and upgrades to ensure all systems are Year 2000 ready. The Company estimates that this acceleration will result in approximately (UK Pound)300,000 per Operating Company to be incurred throughout 1999.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


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

Contingency Plans

Cambridge Cable and Teesside are included in NTL Incorporated's contingency planning, which is in process. These plans are expected to be finalized in the third quarter of 1999.

Condensed Consolidated Statements of Cash Flows

Net cash provided by operating activities amounted to (UK Pound)16.9 million and (UK Pound)5.7 million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999, net cash provided by operating activities includes exchange losses of (UK Pound)13.4 million compared to gains of ((UK Pound)2.6) million in the prior period and changes in working capital as a result of the timing of receipts and disbursements.

Net cash (used in) provided by financing activities amounted to ((UK Pound)1.3) million and (UK Pound)82.9 million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1998, net cash provided by financing activities includes (UK Pound)86.0 million of borrowing under a credit facility from a consortium of banks that was repaid in October 1998, offset by financing costs of (UK Pound)1.6 million.

Net cash used in investing activities was (UK Pound)80.1 million and (UK Pound)33.7 million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999, net cash used in investing activities includes the Joint Purchasing Alliance Agreement deposit of (UK Pound)51.9 million for combined purchases of fixed assets by NTL affiliates and capital expenditures of (UK Pound)28.2 million. During the six months ended June 30, 1998, net cash used in investing activities includes capital expenditures of (UK Pound)31.7 million and capital contributions and loans to affiliates of (UK Pound)1.8 million.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


Results of Operations

The Company

Summarized consolidated financial information for the Company for the six and three months ended June 30, 1999 and 1998 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                           Six Months Ended
                                                               June 30,                   Increase/(Decrease)
                                                      1999                 1998             (UK Pound)       %
                                               ------------------- -------------------- ------------------ -----
Revenues                                          (UK Pound)47,480     (UK Pound)36,588   (UK Pound)10,892    29.8%

Operating, selling, general and administrative              36,032               28,958              7,074    24.4
  expenses
Management fees                                                                   1,470             (1,470)     NM
                                               ------------------- --------------------
Operating income (loss) before depreciation
  and amortization (1)                                      11,448                6,160              5,288    85.8
Depreciation and amortization                               17,527               14,684              2,843    19.4
                                               ------------------- --------------------
Operating loss                                              (6,079)              (8,524)            (2,445)  (28.7)
                                               ------------------- --------------------
Interest expense                                            15,536               17,407             (1,871)  (10.7)
Investment income                                           (2,680)              (4,489)            (1,809)  (40.3)
Equity in net losses of affiliates                           3,972               11,185             (7,213)  (64.5)
Amalgamation costs                                             145                                     145      NM
Exchange losses (gains) and other                           13,721                 (850)            14,571      NM
                                               ------------------- --------------------
Net loss                                         ((UK Pound)36,773)   ((UK Pound)31,777)   (UK Pound)4,996    15.7%
                                               =================== ====================


                                                          Three Months Ended
                                                               June 30,                     Increase/(Decrease)
                                                      1999                 1998              (UK Pound)       %
                                               ------------------- --------------------- ------------------ ------
Revenues                                          (UK Pound)24,291      (UK Pound)19,012   (UK Pound)5,279    27.8%
Operating, selling, general and administrative              18,090                14,808             3,282    22.2
  expenses
Management fees                                                                      715              (715)     NM
                                               ------------------- ---------------------
Operating income (loss) before depreciation
  and amortization (1)                                       6,201                 3,489             2,712    77.7
Depreciation and amortization                                8,777                 7,430             1,347    18.1
                                               ------------------- ---------------------
Operating loss                                              (2,576)               (3,941)           (1,365)  (34.6)
                                               ------------------- ---------------------
Interest expense                                             7,890                 8,937            (1,047)  (11.7)
Investment income                                             (976)               (2,260)           (1,284)  (56.8)
Equity in net losses of affiliates                           1,912                 4,770            (2,858)  (60.0)
Amalgamation costs
Exchange losses (gains) and other                            5,996                   898            (5,098)     NM
                                               ------------------- ---------------------
Net loss                                         ((UK Pound)17,398)    ((UK Pound)16,286)  (UK Pound)1,112     6.8%
                                               =================== =====================

Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the six and three months ended June 30, 1999, as compared to the same period in 1998, are attributable to the effects of the continued development of Teesside's and Cambridge Cable's operations and increased business activity resulting from the growth in the number of subscribers in their respective franchise areas. These trends are expected to continue for the foreseeable future.

The Company's former parent and one of its former affiliates provided management services to the Company. The management agreement was terminated upon the Amalgamation with NTL Incorporated.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


Interest expense for the six and three months ended June 30, 1999 and 1998 was (UK Pound)15.5 million, (UK Pound)17.4 million, (UK Pound)7.9 million and (UK Pound)8.9 million, respectively, representing decreases of (UK Pound)1.9 million and (UK Pound)1.0 million from 1998 as compared to the same periods in 1999. The decreases are primarily attributable to the repayment of the bank credit facility in October 1998.

Investment income for the six and three months ended June 30, 1999 and 1998 was (UK Pound)2.7 million, (UK Pound)4.5 million, (UK Pound)976,000 and (UK Pound)2.3 million, respectively, representing decreases of (UK Pound)1.8 million and (UK Pound)1.3 million from 1998 as compared to the same periods in 1999. The decreases are primarily due to decreases in the average cash balances available for investment in 1999 as compared to the same period in 1998.

Equity in net losses of affiliates for the six and three months ended June 30, 1999 and 1998 was (UK Pound)4.0 million, (UK Pound)11.2 million, (UK Pound)1.9 million and (UK Pound)4.8 million, respectively, representing decreases of (UK Pound)7.2 million and (UK Pound)2.9 million from 1998 as compared to the same periods in 1999. The decreases are attributable to reduced losses of Cable London in 1999 and the sale of Birmingham Cable in October 1998.

The Company incurred costs of (UK Pound)145,000 in 1999 related to the Amalgamation with NTL Incorporated.

Exchange losses (gains) and other for the six and three months ended June 30, 1999 and 1998 were (UK Pound)13.7 million, ((UK Pound)850,000), (UK Pound)6.0 million and (UK Pound)898,000, respectively, representing a changes of (UK Pound)14.6 million and (UK Pound)5.1 million from 1998 as compared to the same periods in 1999. These changes primarily resulted from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in United States ("US") dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

                                      NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                                     FORM 10-Q
                                            QUARTER ENDED JUNE 30, 1999


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               27.0 Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                     NTL (BERMUDA) LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NTL (BERMUDA) LIMITED
                                           ------------------------------------






Date: August 12, 1999                      By: /s/ J. Barclay Knapp
                                           ------------------------------------
                                           J. Barclay Knapp
                                           President and Chief Executive Officer





Date: August 12, 1999                      By: /s/ Gregg Gorelick
                                           ------------------------------------
                                           Gregg Gorelick
                                           Vice President - Controller
                                           (Principal Accounting Officer)