Form 10-Q
period 1999-09-30
NTL BERMUDA LLC
filed 1999-11-15
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 1999
                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                         Commission File Number 0-24792

                                NTL (BERMUDA) LLC
             (Exact name of registrant as specified in its charter)

      (On November 12, 1999, the Registrant converted to a Delaware limited liability company and thereby changed its name to NTL (Bermuda) LLC)

           Delaware                                            Applied For
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                              110 East 59th Street
                               New York, NY 10022
                                 (212) 906-8440
--------------------------------------------------------------------------------
               (Address, including zip code, and telephone number,
                 including area code, of Registrant's principal
                               executive offices)

                              NTL (Bermuda) Limited
                                 41 Cedar Avenue
                            Hamilton, HM 12, Bermuda
--------------------------------------------------------------------------------
               (Former name and former address of the Registrant)

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes __X__                              No ____

                           --------------------------

As of September 30, 1999, there were 800,000 shares of the Registrant's common stock outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's Common Stock.

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    September 30, 1999 (Unaudited) and December 31, 1998......2

                    Condensed Consolidated Statements of Operations and Accumulated Deficit for the Nine and Three Months
                    Ended September 30, 1999 and 1998 (Unaudited).............3

                    Condensed Consolidated Statements of Cash Flows for
                    the Nine Months Ended September 30, 1999 and 1998
                    (Unaudited)...............................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........8 - 11

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk..............................................12

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K.........................12

SIGNATURE....................................................................13

                       -----------------------------------

This Quarterly Report on Form 10-Q contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of, the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; Year 2000 readiness; future acquisitions; strategic partnerships and divestitures; general business and economic conditions in the United Kingdom; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30, 1999                December 31, 1998
                                                                               ------------------                -----------------
                                                                                   (Unaudited)                       (See Note)
                                                                                     (in (UK Pound)000's, except share data)
ASSETS

CURRENT ASSETS
       Cash and cash equivalents.......................................          (UK Pound)19,135                (UK Pound)103,451
       Accounts receivable, less allowance for doubtful accounts of
              (UK Pound)3,762 (1999) and (UK Pound)2,840 (1998)........                     5,520                            5,603
       Other current assets............................................                     5,044                            5,404
                                                                                -----------------                -----------------
       Total current assets............................................                    29,699                          114,458
                                                                                -----------------                -----------------

INVESTMENT IN CABLE LONDON PLC.........................................                    24,171                           28,080
                                                                                -----------------                -----------------

PROPERTY AND EQUIPMENT.................................................                   420,396                          379,446
       Accumulated depreciation .......................................                   (79,766)                         (57,624)
                                                                                -----------------                -----------------
       Property and equipment, net.....................................                   340,630                          321,822
                                                                                -----------------                -----------------

DEFERRED CHARGES.......................................................                    58,325                           58,269
       Accumulated amortization........................................                   (19,749)                         (15,493)
                                                                                -----------------                -----------------
       Deferred charges, net...........................................                    38,576                           42,776
                                                                                -----------------                -----------------

OTHER ASSETS...........................................................                    50,567                            5,188
                                                                                -----------------                -----------------

                                                                                (UK Pound)483,643                (UK Pound)512,324
                                                                                =================                =================
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses...........................          (UK Pound)23,605                 (UK Pound)25,162
       Current portion of long-term debt...............................                     1,150                            1,966
       Note payable to Comcast U.K. Holdings, Inc......................                        --                           12,310
                                                                                -----------------                -----------------
              Total current liabilities................................                    24,755                           39,438
                                                                                -----------------                -----------------

LONG-TERM DEBT, less current portion...................................                   282,321                          259,104
                                                                                -----------------                -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
       Common stock, (UK Pound).01 par value -
         authorized and issued 800,000 shares...........................                        8                                8
       Additional capital...............................................                  359,049                          359,049
       Accumulated deficit..............................................                 (182,490)                        (145,275)
                                                                                -----------------                -----------------
              Total shareholder's equity................................                  176,567                          213,782
                                                                                -----------------                -----------------
                                                                                (UK Pound)483,643                (UK Pound)512,324
                                                                                =================                =================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                            Nine Months Ended                       Three Months Ended
                                                               September 30,                           September 30,
                                                         1999                1998               1999                 1998
                                                ------------------  ------------------  ------------------  ------------------
                                                                              (in (UK Pound)000's)
REVENUES
  Service income .......................          (UK Pound)72,240    (UK Pound)55,692    (UK Pound)24,760    (UK Pound)19,665
  Consulting fee income ................                        --                 840                  --                 279
                                                ------------------  ------------------  ------------------  ------------------
                                                            72,240              56,532              24,760              19,944
                                                ------------------  ------------------  ------------------  ------------------

COSTS AND EXPENSES
  Operating ............................                    24,301              18,147               8,335               6,385
  Selling, general and administrative...                    29,349              26,089               9,283               8,893
  Management fees ......................                        --               2,174                  --                 704
  Depreciation and amortization ........                    26,547              22,952               9,020               8,268
                                                ------------------  ------------------  ------------------  ------------------
                                                            80,197              69,362              26,638              24,250
                                                ------------------  ------------------  ------------------  ------------------

OPERATING LOSS .........................                    (7,957)            (12,830)             (1,878)             (4,306)

OTHER (INCOME) EXPENSE
  Interest expense .....................                    23,650              26,751               8,114               9,344
  Investment income ....................                    (3,565)             (6,752)               (885)             (2,263)
  Equity in net losses of affiliates....                     5,573              15,916               1,601               4,731
  Amalgamation costs ...................                       145                  --                  --                  --
  Exchange losses (gains) and other ....                     3,455              (4,238)            (10,266)             (3,388)
                                                ------------------  ------------------  ------------------  ------------------
                                                            29,258              31,677              (1,436)              8,424
                                                ------------------  ------------------  ------------------  ------------------

NET LOSS ...............................                   (37,215)            (44,507)               (442)            (12,730)

ACCUMULATED DEFICIT
  Beginning of period ..................                  (145,275)           (187,373)           (182,048)           (219,150)
                                                ------------------  ------------------  ------------------  ------------------
  End of period ........................        ((UK Pound)182,490) ((UK Pound)231,880) ((UK Pound)182,490) ((UK Pound)231,880)
                                                ==================  ==================  ==================  ==================


See notes to condensed consolidated financial statements.

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                      1999                1998
                                                                               -----------------  -----------------
                                                                                        (in (UK Pound)000's)
OPERATING ACTIVITIES
     Net loss .......................................................          ((UK Pound)37,215) ((UK Pound)44,507)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
         Depreciation and amortization ..............................                     26,547             22,952
         Amortization on foreign exchange contracts .................                      2,072              2,072
         Non-cash interest expense ..................................                     23,077             20,168
         Non-cash investment income .................................                     (1,561)            (2,181)
         Exchange losses (gains) ....................................                      1,587             (7,211)
         Equity in net losses of affiliates .........................                      5,573             15,916
         Changes in operating assets and liabilities:
              Accounts receivable and other current assets ..........                        443               (333)
              Accounts payable and accrued expenses .................                     (1,569)             2,449
                                                                               -----------------  -----------------

                  Net cash provided by operating activities .........                     18,954              9,325
                                                                               -----------------  -----------------

FINANCING ACTIVITIES
     Repayments of debt .............................................                    (14,711)            (1,567)
     Proceeds from borrowing ........................................                         --             93,000
     Deferred financing costs .......................................                         --             (1,634)
     Net transactions with affiliates ...............................                        (91)            (1,020)
                                                                               -----------------  -----------------

                  Net cash (used in) provided by financing activities                    (14,802)            88,779
                                                                               -----------------  -----------------

INVESTING ACTIVITIES
     Capital contributions and loans to affiliates ..................                         --             (1,768)
     Fixed asset deposit with affiliate .............................                    (51,915)                --
     Capital expenditures ...........................................                    (36,499)           (47,012)
     Additions to deferred charges ..................................                        (54)              (333)
                                                                               -----------------  -----------------

                  Net cash (used in) investing activities ...........                    (88,468)           (49,113)
                                                                               -----------------  -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....................                    (84,316)            48,991

CASH AND CASH EQUIVALENTS, beginning of period ......................                    103,451             37,372
                                                                               -----------------  -----------------

CASH AND CASH EQUIVALENTS, end of period ............................          (UK Pound)19,135    (UK Pound)86,363
                                                                               ================   =================

See notes to condensed consolidated financial statements.

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1999 and the condensed consolidated statements of operations and accumulated deficit for the nine and three months ended September 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by NTL (Bermuda) LLC (formerly Comcast UK Cable Partners Limited) (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1999 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 1999 are not necessarily indicative of operating results for the full year.

     Conversion to a Delaware  Limited  Liability  Company
     On November 12, 1999, the Company converted to a Delaware limited liability company and thereby changed its name to NTL (Bermuda) LLC. Under the Delaware Limited Liability Company Act, the Company is deemed to be the same entity as it was prior to the conversion.

     Recent Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a significant effect on the financial position or results of operations of the Company.

2.   AMALGAMATION WITH NTL

     On October 29, 1998, NTL Incorporated ("NTL"), NTL (Bermuda) Limited, a wholly owned subsidiary of NTL, and Comcast UK Cable Partners Limited ("Partners") consummated a transaction (the "Amalgamation"), whereby NTL (Bermuda) Limited merged with Partners.

     Pursuant to then existing arrangements between Partners and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London PLC ("Cable London") and Birmingham Cable Corporation Limited ("Birmingham Cable"), Telewest had certain rights to acquire either or both of Partner's interests in these systems as a result of the Amalgamation. On August 14, 1998, Partners and NTL entered into an agreement (the "Telewest Agreement") with Telewest relating to Partner's ownership interests in Birmingham Cable, Partner's and Telewest's respective ownership interests in Cable London and certain other related matters. Pursuant to the Telewest Agreement, in October 1998, Partners sold its 27.5% ownership interest in Birmingham Cable to Telewest for (UK Pound)125 million, plus (UK Pound)5 million for certain subordinated debt and fees. Partners and Telewest also agreed to rationalize their joint ownership of Cable London pursuant to an agreed procedure (see following).

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   INVESTMENTS IN AFFILIATES

     Summarized financial information for affiliates accounted for under the equity method is as follows:

                                                                               Birmingham           Cable
                                                                                Cable (1)          London               Combined
                                                                                ---------          ------               --------
                                                                             (UK Pound)000      (UK Pound)000       (UK Pound)000
     NINE MONTHS ENDED SEPTEMBER 30, 1999
     Results of operations
          Service income ........................................                             (UK Pound)58,702
          Operating, selling, general and administrative expenses                                      (40,844)
          Depreciation and amortization .........................                                      (17,844)
          Operating gain ........................................                                           14
          Net loss ..............................................                                      (10,854)
          Company's equity in net loss ..........................                                       (5,573)

     THREE MONTHS ENDED SEPTEMBER 30, 1999
     Results of operations
          Service income ........................................                                       20,128
          Operating, selling, general and administrative expenses                                      (13,579)
          Depreciation and amortization .........................                                       (5,923)
          Operating gain ........................................                                          626
          Net loss ..............................................                                       (3,103)
          Company's equity in net loss ..........................                                       (1,601)

     AT SEPTEMBER 30, 1999
     Financial position
          Current assets ........................................                                        9,716
          Noncurrent assets .....................................                                      192,720
          Current liabilities ...................................                                       37,631
          Noncurrent liabilities ................................                                      199,232

     NINE MONTHS ENDED SEPTEMBER 30, 1998
     Results of operations
          Service income ........................................          (UK Pound)57,385   (UK Pound)48,926  (UK Pound)106,311
          Operating, selling, general and administrative expenses                   (43,690)           (38,244)           (81,934)
          Depreciation and amortization .........................                   (20,717)           (16,611)           (37,328)
          Operating loss ........................................                    (7,022)            (5,929)           (12,951)
          Net loss ..............................................                   (25,067)           (17,523)           (42,590)
          Company's equity in net loss ..........................                    (7,010)            (8,906)           (15,916)

     THREE MONTHS ENDED SEPTEMBER 30, 1998
     Results of operations
          Service income ........................................                    19,410             16,748             36,158
          Operating, selling, general and administrative expenses                   (14,414)           (13,037)           (27,451)
          Depreciation and amortization .........................                    (6,975)            (5,635)           (12,610)
          Operating loss ........................................                    (1,979)            (1,924)            (3,903)
          Net loss ..............................................                    (5,989)            (5,993)           (11,982)
          Company's equity in net loss ..........................                    (1,686)            (3,045)            (4,731)

(1)  The Company sold its 27.5% interest in Birmingham Cable in October 1998.

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

3.   INVESTMENTS IN AFFILIATES - Continued

     Pursuant to the Telewest Agreement, in August 1999, Telewest exercised its right to purchase all of the Company's shares of Cable London and all of the Company's related rights and interests for approximately (UK Pound)428 million in cash. The closing of the sale is expected to take place in November 1999. Included in Investment in Cable London PLC as of September 30, 1999 and December 31, 1998 are loans of (UK Pound)28.5 million and accrued interest of (UK Pound)10.2 million and (UK Pound)8.6 million, respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (7.25% effective rate as of September 30, 1999) and are subordinate to Cable London's credit facility. Of these loans, (UK Pound)21.0 million as of September 30, 1999 and December 31, 1998 are convertible into ordinary shares of Cable London at a per share conversion price of (UK Pound)2.00. The sales price includes the repayment of these loans and accrued interest. The sale of the Cable London interest is an "Asset Sale" under the Company's 11.2% Senior Discount Debentures. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt or invest in "Replacement Assets" within 365 days after the sale, otherwise the Company is required to make an offer to redeem the Debentures at 100% of their accreted value up to an amount equal to the proceeds.

4.   JOINT PURCHASING ALLIANCE AGREEMENT

     Other assets includes a deposit of (UK Pound)47.5 million which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications plc ("Diamond"), a subsidiary of NTL, for combined fixed asset purchases. The Company's original deposit was (UK Pound)51.9 million in March 1999.

5.   NOTE PAYABLE TO COMCAST U.K. HOLDINGS, INC.

     In September 1999, the Company repaid at maturity the (UK Pound)13.1 million due under its note payable to Comcast U.K. Holdings, Inc.

6.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of (UK Pound)573,000 and (UK Pound)6.3 million during the nine months ended September 30, 1999 and 1998, respectively.

     The Company's wholly owned subsidiaries incurred capital lease obligations of (UK Pound)138,000 and (UK Pound)2.2 million during the nine months ended September 30, 1999 and 1998, respectively.

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NTL (Bermuda) LLC (the "Company") and its subsidiaries are principally engaged in the development, construction, management and operation of companies in the cable television and telecommunications industry in England. The Company owns the companies that have franchises for Darlington and Teesside ("Teesside") and Cambridge Holding Company Limited ("Cambridge"). The Company also has a 50% interest in Cable London PLC ("Cable London") which it has agreed to sell to Telewest Communications PLC ("Telewest"). The Company owned a 27.5% interest in Birmingham Cable Corporation Limited ("Birmingham Cable") which it sold to Telewest in October 1998.

On November 12, 1999, the Company converted to a Delaware limited liability company and thereby changed its name to NTL (Bermuda) LLC. Under the Delaware Limited Liability Company Act, the Company is deemed to be the same entity as it was prior to the conversion.

Liquidity and Capital Resources

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

The Company will require approximately (UK Pound)30.1 million from October 1, 1999 through December 31, 2000 for capital expenditures net of cash from operations. Management believes that the entire (UK Pound)30.1 million required will be funded through the Joint Purchasing Alliance Agreement deposit of (UK Pound)47.5 million or cash on hand. The Company's ability to meet its long-term liquidity and capital requirements is contingent upon Teesside and Cambridge's ability to generate positive operating cash flow, or, if necessary, to obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions.

In August 1998, the Company and NTL Incorporated ("NTL") entered into an agreement with Telewest relating to the Company's and Telewest's respective 50% ownership interests in Cable London and certain other related matters (the
"Telewest Agreement"). Pursuant to the Telewest Agreement, in August 1999, Telewest exercised its right to purchase all of the Company's shares of Cable London and all of the Company's related rights and interests for approximately (UK Pound)428 million in cash. The closing of the sale is expected to take place in November 1999. The sale of the Cable London interest is an "Asset Sale" under the 2007 Discount Debentures. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt or invest in "Replacement Assets" within 365 days after the sale, otherwise the Company is required to make an offer to redeem the 2007 Discount Debentures at 100% of their accreted value up to an amount equal to the proceeds.

Year 2000 Issue

Strategy

The Company's operations are conducted through Teesside and Cambridge, each of which has different configurations of hardware and software. The Company itself is a holding company with very limited activities. The Company uses personal computers and software that are Year 2000 ready. The Cambridge and Teesside Year 2000 programs have been integrated into the NTL Incorporated program.

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

Status to Date

Teesside and Cambridge utilize hardware and software from vendors for substantially all of their activities, including billing, customer service and the operation of the network. Teesside and Cambridge, therefore, are working with these third-party vendors to ensure Year 2000 readiness. Teesside and Cambridge have received Year 2000 ready upgrades from vendors of its main service platforms, including vendors of its telephony switches, cable TV subsystems, and customer management systems ("CMS") that they expect to be Year 2000 ready. The only significant effort remaining is for the Cambridge CMS, which has been tested and modified on a development system. Full installation on the operational systems will be completed by December 1999.

Costs

There are few major costs directly attributable to the Year 2000 issues, as suppliers will include any remedial software in their normal upgrade process.

For the smaller systems, such as PCs, there has been some acceleration of routine replacement and upgrades to ensure all systems are Year 2000 ready. The Company estimates that this will cost approximately (UK Pound)600,000 in 1999.

Risks and Contingency Plans

The Company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 is the failure of public electricity supplies during the millennium period. A number of critical sites have permanent automatic standby generators and uninterruptible power supplies. Where critical sites do not have permanent standby power, the Company intends to deploy its mobile generators. In addition, other telephone operators have suggested that the telephone network may overload due to excessive traffic. The Company is reviewing its "cold start" scenarios and alternative interconnection routes in the event of interruptions in the service of other telephone companies. Either or both of the above mentioned scenarios could have a material adverse effect on operations, although it is not possible at this time to quantify the amount of revenues and gross profit that might be lost, or the costs that could be incurred.

During the remainder of 1999, the Company may discover additional problems and may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company has tested these third-party products, but because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of the upgrades that are believed to be adequate, and develops contingency plans that are believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

Condensed Consolidated Statements of Cash Flows

Net cash provided by operating activities amounted to (UK Pound)19.0 million and (UK Pound)9.3 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash provided by operating activities is due to the increase in the Company's operating income before depreciation and amortization and from the effect of favorable changes in the exchange rate on the Company's dollar denominated 2007 Discount Debentures.

Net cash (used in) provided by financing activities amounted to ((UK Pound)14.8) million and (UK Pound)88.8 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999, net cash used

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

in financing activities includes the repayment at maturity of the (UK Pound)13.1 million due under the note payable to Comcast U.K. Holdings, Inc. During the nine months ended September 30, 1998, net cash provided by financing activities includes (UK Pound)93.0 million of borrowings under a credit facility from a consortium of banks that was repaid in October 1998, offset by financing costs of (UK Pound)1.6 million.

Net cash used in investing activities amounted to (UK Pound)88.5 million and (UK Pound)49.1 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999, net cash used in investing activities includes the Joint Purchasing Alliance Agreement deposit of (UK Pound)51.9 million for combined purchases of fixed assets by NTL affiliates and capital expenditures of (UK Pound)36.5 million. During the nine months ended September 30, 1998, net cash used in investing activities includes capital expenditures of (UK Pound)47.0 million and capital contributions and loans to affiliates of (UK Pound)1.8 million.

Results of Operations

Summarized consolidated financial information for the Company for the nine and three months ended September 30, 1999 and 1998 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                             Nine Months Ended
                                                               September 30,                    Increase/(Decrease)
                                                         1999                1998              (UK Pound)        %
                                                   ----------------    ----------------   ----------------   ---------
Revenues                                           (UK Pound)72,240    (UK Pound)56,532   (UK Pound)15,708      27.8%
Operating, selling, general and
  administrative expenses                                    53,650              44,236              9,414      21.3
Management fees                                                  --               2,174             (2,174)       NM
                                                   ----------------    ----------------
Operating income before depreciation and
  amortization                                               18,590              10,122              8,468      83.7
Depreciation and amortization                                26,547              22,952              3,595      15.7
                                                   ----------------    ----------------
Operating loss                                               (7,957)            (12,830)            (4,873)    (38.0)
                                                   ----------------    ----------------
Interest expense                                             23,650              26,751             (3,101)    (11.6)
Investment income                                            (3,565)             (6,752)            (3,187)    (47.2)
Equity in net losses of affiliates                            5,573              15,916            (10,343)    (65.0)
Amalgamation costs                                              145                  --                145        NM
Exchange losses (gains) and other                             3,455              (4,238)             7,693        NM
                                                   ----------------    ----------------
Net loss                                          ((UK Pound)37,215)  ((UK Pound)44,507)  ((UK Pound)7,292)    (16.4%)
                                                   ================    ================

                                                            Three Months Ended
                                                               September 30,                    Increase/(Decrease)
                                                         1999                1998              (UK Pound)        %
                                                   ----------------    ----------------   ----------------   ---------
Revenues                                           (UK Pound)24,760    (UK Pound)19,944    (UK Pound)4,816      24.1%
Operating, selling, general and
  administrative expenses                                    17,618              15,278              2,340      15.3
Management fees                                                  --                 704               (704)       NM
                                                   ----------------    ----------------
Operating income before depreciation and
  amortization                                                7,142               3,962              3,180      80.3
Depreciation and amortization                                 9,020               8,268                752       9.1
                                                   ----------------    ----------------
Operating loss                                               (1,878)             (4,306)            (2,428)    (56.4)
                                                   ----------------    ----------------
Interest expense                                              8,114               9,344             (1,230)    (13.2)
Investment income                                              (885)             (2,263)            (1,378)    (60.9)
Equity in net losses of affiliates                            1,601               4,731             (3,130)    (66.2)
Exchange gains and other                                    (10,266)             (3,388)            (6,878)       NM
                                                   ----------------    ----------------
Net loss                                             ((UK Pound)442)  ((UK Pound)12,730) ((UK Pound)12,288)       NM
                                                   ================    ================

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

Substantially all of the increases in revenues, operating, selling, general and administrative expenses and depreciation and amortization expense for the nine and three months ended September 30, 1999, as compared to the same period in 1998, are attributable to the effects of the continued development of operations and increased business activity resulting from the growth in the number of subscribers in Teesside and Cambridge. These trends are expected to continue for the foreseeable future.

The Company's former parent and one of its former affiliates provided management services to the Company. The management agreement was terminated upon the Amalgamation with NTL.

Interest expense for the nine and three months ended September 30, 1999 and 1998 was (UK Pound)23.7 million, (UK Pound)26.8 million, (UK Pound)8.1 million and (UK Pound)9.3 million, respectively, representing decreases of (UK Pound)3.1 million and (UK Pound)1.2 million from 1998 as compared to the same periods in 1999. The decreases are primarily attributable to the repayment of the bank credit facility in October 1998.

Investment income for the nine and three months ended September 30, 1999 and 1998 was (UK Pound)3.6 million, (UK Pound)6.8 million, (UK Pound)885,000 and (UK Pound)2.3 million, respectively, representing decreases of (UK Pound)3.2 million and (UK Pound)1.4 million from 1998 as compared to the same periods in 1999. The decreases are primarily due to decreases in the average cash balances available for investment in 1999 as compared to the same period in 1998.

Equity in net losses of affiliates for the nine and three months ended September 30, 1999 and 1998 was (UK Pound)5.6 million, (UK Pound)15.9 million, (UK Pound)1.6 million and (UK Pound)4.7 million, respectively, representing decreases of (UK Pound)10.3 million and (UK Pound)3.1 million from 1998 as compared to the same periods in 1999. The decreases are attributable to reduced losses of Cable London in 1999 and the sale of Birmingham Cable in October 1998.

The Company incurred costs of (UK Pound)145,000 in 1999 related to the Amalgamation with NTL.

Exchange losses (gains) and other for the nine and three months ended September 30, 1999 and 1998 were (UK Pound)3.5 million, ((UK Pound)4.2) million, ((UK Pound)10.3) million and ((UK Pound)3.4) million, respectively, representing changes of (UK Pound)7.7 million and (UK Pound)6.9 million from 1998 as compared to the same periods in 1999. These changes primarily resulted from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in United States dollars. The Company's
results  of   operations   will   continue  to  be  affected  by  exchange  rate
fluctuations.

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in the reported market risks since the end of the most recent fiscal year.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27.0 Financial Data Schedule.

          (b)  Reports on Form 8-K:

               During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K dated September 17, 1999 reporting under Item 5, Other Events, that Telewest Communications PLC exercised its right to purchase all of the Company's shares of Cable London PLC and all of the Company's related rights and interests for the purchase price of approximately 428 million pounds sterling in cash. No financial statements were filed with this report.

                       NTL (BERMUDA) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NTL (BERMUDA) LLC






Date: November 12, 1999                    By: /s/ J. Barclay Knapp
                                           ----------------------------------
                                           J. Barclay Knapp
                                           President and Chief Executive Officer





Date: November 12, 1999                    By: /s/ Gregg Gorelick
                                           ----------------------------------
                                           Gregg Gorelick
                                           Vice President - Controller
                                           (Principal Accounting Officer)