Form 10-K405
period 1999-12-31
NTL TRIANGLE LLC
filed 2000-03-30
CIK 919957

================================================================================
                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999
     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission file number 0-24792

                               NTL (TRIANGLE) LLC
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-4086747
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          110 East 59th Street                         NTL (Bermuda) LLC
           New York, NY 10022                           41 Cedar Avenue
            (212) 906-8440                          Hamilton, HM 12, Bermuda
    (Address, including zip code,                (Former name and former address
        and telephone number,                          of the Registrant)
including area code, of Registrant's
    principal executive offices)

                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        ---------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                          ----------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                     Yes  __X__                     No ____

                           --------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                            [ X ]
                           --------------------------
As of March 20, 2000, there were 800,000 shares of the Registrant's common stock outstanding. The Registrant is an indirect, wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant's common stock.

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

                               NTL (TRIANGLE) LLC
                               ------------------
                          1999 FORM 10-K ANNUAL REPORT
                          ----------------------------
                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

Item  1  Business..............................................................1

Item  2  Properties............................................................1

Item  3  Legal Proceedings.....................................................1

Item  4  Submission of Matters to a Vote of Security Holders...................1


                                     PART II
                                     -------

Item  5  Market for the Registrant's Common Equity and
              Related Shareholder Matters .....................................1

Item  6  Selected Financial and Other Data.................................... 2

Item  7  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................... 3

Item 7A  Quantitative and Qualitative Disclosures About Market Risk............5

Item  8  Financial Statements and Supplementary Data.......................... 7

Item  9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................25

                                    PART III
                                    --------

Item  10 Directors and Executive Officers of the Registrant...................25

Item  11 Executive Compensation...............................................25

Item  12 Security Ownership of Certain Beneficial Owners and Management.......25

Item  13 Certain Relationships and Related Transactions.......................25

                                     PART IV
                                     -------

Item  14 Exhibits, Financial Statement Schedules and Reports on Form 8-K......26

SIGNATURES....................................................................28

This Annual Report on Form 10-K for the year ended December 31, 1999, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

This Annual Report on Form 10-K contains "forward-looking statements" as that term is defined under the provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others: general economic and business conditions, the Registrant's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

                                     PART I
                                     ------

ITEM 1    BUSINESS
------    --------

NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited) (formerly NTL (Bermuda) Limited) (formerly NTL (Bermuda) LLC) (the "Company") is a holding company which holds all of the shares of various companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom ("UK") and Ireland. The Company owns the companies that have franchises for Darlington and Teesside (collectively, "Teesside") and Cambridge Holding Company Limited ("Cambridge") in the UK, and Cablelink Limited ("Cablelink"), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland. The Company previously owned a 50% interest in Cable London PLC ("Cable London") which it sold in November 1999 and a 27.5% interest in Birmingham Cable Corporation Limited ("Birmingham Cable") which it sold in October 1998.

In July 1999, NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated ("NTL"), acquired Cablelink for IR(Pound)535.18 million ((UK Pound)421.9 million). In December 1999, NTL Communications Corp. sold its 100% interest in Cablelink to the Company for (UK Pound)423.6 million in cash. This transaction was accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests." Accordingly, the Company's financial statements include the results of Cablelink from July 1999.

In November 1999, the Company converted to a Delaware limited liability company and thereby changed its name to NTL (Triangle) LLC. Under the Delaware Limited Liability Company Act, the Company is deemed to be the same entity as it was prior to the conversion.

The Company is an indirect wholly-owned subsidiary of NTL. NTL (Triangle) LLC's executive office is located at 110 East 59th Street, New York, NY 10022 and its telephone number is (212) 906-8440.

ITEM 2    PROPERTIES
------    ----------

The Company does not own or lease any significant real or personal property other than through Teesside, Cambridge and Cablelink.

Teesside, Cambridge and Cablelink own their cable and telephony plant and equipment and generally own or lease, under long-term leases, the head-end and switching node sites. The Company believes that its subsidiaries' facilities are adequate to serve their existing customers.

ITEM 3    LEGAL PROCEEDINGS
------    -----------------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
------    MATTERS
          -----------------------------------------------------------------

The Company is an indirect wholly-owned subsidiary of NTL Incorporated.

ITEM 6    SELECTED FINANCIAL AND OTHER DATA
------    ---------------------------------

The following table sets forth certain financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The information has been derived from and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II Item 8 of this Form 10-K.

                                                                              Year Ended December 31,
                                                1999               1998               1997             1996                1995
                                                ----               ----               ----             ----                ----
                                                (1)                (2)                                 (3)
                                                                                  (In thousands)
Statement of Operations Data:
Service income.........................(UK Pound)118,963   (UK Pound)77,649   (UK Pound)55,603   (UK Pound)31,358   (UK Pound)1,530
Consulting fee income..................                -                938              1,059              1,070             1,313
Operating loss.........................          (35,999)           (15,567)           (22,604)           (24,553)          (11,809)
Equity in net losses of affiliates.....           (6,801)           (19,696)           (21,359)           (18,432)          (23,677)
Income (loss) before extraordinary item          329,465             43,205            (67,356)           (40,575)          (28,962)
Extraordinary item.....................                -             (1,107)                 -                  -                 -
Net income (loss)......................          329,465             42,098            (67,356)           (40,575)          (28,962)



Balance Sheet Data:
At year end:
   Total assets........................(UK Pound)901,269  (UK Pound)514,802  (UK Pound)445,854  (UK Pound)484,370 (UK Pound)431,889
   Long-term debt......................          293,285            259,104            247,970            216,027           207,978
   Contributed capital.................          363,974            359,057            359,049            359,049           287,810
   Retained earnings (accumulated deficit).      184,190           (145,275)          (187,373)          (120,017)          (79,442)

Notes to Selected Financial and Other Data

(1) In 1999, the Company sold its 50.0% ownership interest in Cable London to Telewest Communications plc for (UK Pound)428.0 million and recognized a gain on the sale of (UK Pound)404.8 million.
(2) In 1998, the Company sold its 27.5% ownership interest in Birmingham Cable Corporation Limited to Telewest Communications plc for (UK Pound)130.0 million and recognized a gain on the sale of (UK Pound)110.5 million.
(3) As a result of an acquisition, the Company consolidated the financial position and results of operations of Cambridge beginning on March 31, 1996.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

In November 1995, the Company issued $517.3 million principal amount at maturity of 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures"). Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

The Company will require approximately (UK Pound)117 million in 2000 for capital expenditures net of cash from operations. Management believes that the entire (UK Pound)117 million required will be funded through cash on hand, debt or equity from NTL or its subsidiaries and from the Joint Purchasing Alliance Agreement deposit of (UK Pound)40.1 million. Subsidiaries of the Company and Diamond Cable Communications plc, a subsidiary of NTL, entered into this agreement in 1999 for joint fixed asset purchases. The Company's ability to meet its long-term liquidity and capital requirements is contingent upon Cambridge, Teesside and Cablelink's ability to generate positive operating cash flow, or, if necessary, to obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions.

Year 2000 Issue
---------------

The Company had a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations, infrastructure, suppliers, and customers, and to develop, implement and test remediation and contingency plans to mitigate these risks. To date, the Company has not experienced any significant problems related to the Year 2000.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will continue to work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. Therefore, a problem that has not yet been identified may arise and could have adverse consequences to the Company.

Consolidated Statement of Cash Flows
------------------------------------

Net cash provided by operating activities amounted to (UK Pound)43.1 million, (UK Pound)11.2 million and (UK Pound)7.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in net cash provided by operating activities in 1999 as compared to 1998 and in 1998 as compared to 1997 is primarily due to the increase in the Company's operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements.

Net cash (used in) financing activities was ((UK Pound)15.2) million, ((UK Pound)5.6) million and ((UK Pound)3.4) million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash used in financing activities in 1999 includes the repayment of the Company's 9% Subordinated Notes payable to Comcast UK Holdings, Inc. of (UK Pound)13.1 million. Net cash used in financing activities in 1998 includes the proceeds, net of financing costs, provided under the Company's credit facility of (UK Pound)98.5 million offset by the repayment of such credit facility of (UK Pound)102.0 million.

Net cash (used in) provided by investing activities was ((UK Pound)103.3) million, (UK Pound)60.5 million and ((UK Pound)30.0) million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash used in investing activities in 1999 includes the Joint Purchasing Agreement deposit of (UK Pound)51.9 million for combined purchases of fixed assets by NTL affiliates, capital expenditures of (UK Pound)57.2 million and the net acquisition costs of Cablelink of (UK Pound)422.1 million, offset by the proceeds from the sale of Cable London of (UK Pound)428 million. Net cash provided by investing activities in 1998 includes the proceeds from the sale of Birmingham Cable of (UK Pound)130.0 million, offset by capital expenditures of (UK Pound)61.8 million. Net cash used in investing activities in 1997 includes capital expenditures of (UK Pound)82.1 million, offset by proceeds from the sales of short-term investments of (UK Pound)61.5 million.

Results of Operations
---------------------

In December 1999, Cablelink was acquired by the Company from NTL Communications Corp. This transaction was accounted for at historical cost in a manner consistent with a transfer of entities under common control, which is similar to that used in a "pooling of interests." Accordingly, the Company consolidated the results of operations of Cablelink from July 1999. The results of Cablelink are not included in the 1998 results.

Summarized consolidated financial information for the Company for the three years ended December 31, 1999 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                                     Year Ended
                                                                    December 31,                         Increase/(Decrease)
                                                            1999                    1998              (UK Pound)           %
                                                            ----                    ----              ----------         -----
Revenues.................................................(UK Pound)118,963  (UK Pound)78,587      (UK Pound)40,376        51.4
Operating, selling, general and administrative expenses..           91,392            60,569                30,823        50.9
Management fees..........................................                -             2,400                (2,400)         NM
Depreciation and amortization............................           63,570            31,185                32,385       103.8
                                                         -----------------  ----------------
Operating loss...........................................          (35,999)          (15,567)               20,432          NM
                                                         -----------------  ----------------
Interest expense.........................................           31,542            34,898                (3,356)       (9.6)
Investment income........................................           (5,429)           (9,054)               (3,625)      (40.0)
Equity in net losses of affiliates.......................            6,801            19,696               (12,895)      (65.5)
Gain on sale of investments..............................         (404,750)         (110,497)              294,253          NM
Amalgamation costs.......................................              145             4,095                (3,950)         NM
Exchange losses and other................................            7,584             2,090                 5,494          NM
                                                         -----------------  ----------------
Income before income taxes and extraordinary item........          328,108            43,205               284,903          NM
Income tax benefit.......................................            1,357                 -                 1,357          NM
                                                         -----------------  ----------------
Income before extraordinary item.........................          329,465            43,205               286,260          NM
Loss from early extinguishment of debt...................                -            (1,107)                1,107          NM
                                                         -----------------  ----------------
Net income...............................................(UK Pound)329,465  (UK Pound)42,098     (UK Pound)287,367          NM
                                                         =================  ================

                                                                     Year Ended
                                                                    December 31,                         Increase/(Decrease)
                                                            1998                    1997                (UK Pound)         %
                                                            ----                    ----                ----------       -----
Revenues................................................. (UK Pound)78,587  (UK Pound)56,662      (UK Pound)21,925        38.7%
Operating, selling, general and administrative expenses..           60,569            50,474                10,095        20.0
Management fees..........................................            2,400             3,204                  (804)      (25.1)
Depreciation and amortization............................           31,185            25,588                 5,597        21.9
                                                         -----------------  ----------------
Operating loss...........................................          (15,567)          (22,604)               (7,037)      (31.1)
                                                         -----------------  ----------------
Interest expense.........................................           34,898            25,243                 9,655        38.2
Investment income........................................           (9,054)           (7,259)                1,795        24.7
Equity in net losses of affiliates.......................           19,696            21,359                (1,663)       (7.8)
Gain on sale of investments..............................         (110,497)                -              (110,497)         NM
Amalgamation costs.......................................            4,095                 -                 4,095          NM
Exchange losses and other................................            2,090             5,409                (3,319)      (61.4)
                                                         -----------------  ----------------
Income (loss) before extraordinary item..................           43,205           (67,356)             (110,561)         NM
Loss from early extinguishment of debt...................           (1,107)                -                (1,107)         NM
                                                         -----------------  ----------------
Net income (loss)........................................ (UK Pound)42,098 ((UK Pound)67,356)   ((UK Pound)109,454)         NM
                                                         =================  ================

The Company had net income of (UK Pound)329.5 million and (UK Pound)42.1 million for the years ended December 31, 1999 and 1998, respectively, and a net loss of (UK Pound)(67.4) million for the year ended December 31, 1997, representing increases of (UK Pound)287.4 million from 1998 to 1999 and (UK Pound)109.5 million from 1997 to 1998. The change from 1998 to 1999 is due to the gain on the sale of Cable London of (UK Pound)404.8 million and the increase in the Company's operating income before depreciation and amortization. The change from 1997 to 1998 is due to the gain on the sale of Birmingham Cable of (UK Pound)110.5 million and the increase in the Company's operating income before depreciation and amortization.

Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from 1998 to 1999 are attributable to the effects of the acquisition of Cablelink, as well as the continued development of the Company's operations, and increased business activity resulting from the growth in the number of subscribers in Cambridge and Teesside. These trends in operations and business activity are expected to continue for the foreseeable future. The increases from 1997 to 1998 were attributable to the effects of the same trends.

The Company's former parent and one of its former affiliates provided management services to the Company. The management agreement was terminated upon the amalgamation with NTL in 1998.

Interest expense for the years ended December 31, 1999, 1998 and 1997 was (UK Pound)31.5 million, (UK Pound)34.9 million and (UK Pound)25.2 million, respectively, representing a decrease of ((UK Pound)3.4) million from 1998 to 1999 and an increase of (UK Pound)9.7 million from 1997 to 1998. The decrease from 1998 to 1999 is attributable to the repayment of the note payable to Comcast U.K. Holdings, Inc. in September 1999 and the repayment of the bank credit facility in October 1998. The increase from 1997 to 1998 is primarily attributable to interest on borrowings under the bank credit facility and the compounding of interest on the 2007 Discount Debentures.

Investment income for the years ended December 31, 1999, 1998 and 1997 was (UK Pound)5.4 million, (UK Pound)9.1 million and (UK Pound)7.3 million, respectively, representing a decrease of ((UK Pound)3.7) million from 1998 to 1999 and an increase of (UK Pound)1.8 million from 1997 to 1998. The decrease from 1998 and 1999 is attributable to decreases in the average cash balances available for investment in 1999 and the termination of the loans to Cable London in November 1999. The increase from 1997 to 1998 is primarily attributable to increases in the balances of loans to Birmingham Cable and Cable London in 1998 as compared to 1997 and increases in the average cash balances held by the Company for short term investment during 1998 as compared to 1997.

Equity in net losses of affiliates for the years ended December 31, 1999, 1998 and 1997 was (UK Pound)6.8 million, (UK Pound)19.7 million and (UK Pound)21.4 million, respectively, representing decreases of (UK Pound)12.9 million from 1998 to 1999 and (UK Pound)1.7 million from 1997 to 1998. The decrease from 1998 to 1999 is primarily attributable to the sale of Cable London in November 1999 and the sale of Birmingham Cable in October 1998. The decrease from 1997 to 1998 is attributable to the reduced losses of Cable London and the sale of Birmingham Cable in October 1998.

The Company incurred (UK Pound)145,000 and (UK Pound)4.1 million in costs associated with the amalgamation with NTL in the years ended December 31, 1999 and 1998, respectively.

Exchange losses and other for the years ended December 31, 1999, 1998 and 1997 were (UK Pound)7.6 million, (UK Pound)2.1 million and (UK Pound)5.4 million, respectively, representing an increase of (UK Pound)5.5 million from 1998 to 1999 and a decrease of ((UK Pound)3.3) million from 1997 to 1998. These changes primarily result from the impact of fluctuations in the valuation of the UK Pound on the 2007 Discount Debentures, which are denominated in US Dollars, the Company's foreign exchange call option contracts which were marked-to-market and cash held in US Dollars. The Company's results of operations will continue to be affected by foreign exchange rate fluctuations.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

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

The Company has entered into certain foreign exchange option contracts ("FX Options") as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only in November 2000. These FX Puts are used to limit the Company's exposure to the risk that the eventual cash outflows related to the 2007 Discount Debentures denominated in currencies other than its functional currency (the "UK Pound Sterling" or "UK Pound") are adversely affected by changes in exchange rates.

As of December 31, 1999 and 1998, the Company had (UK Pound)250.0 million notional amount of FX Puts to purchase United States ("US") dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's 2007 Discount Debentures denominated in US dollars since gains and losses realized on the FX Puts would be offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9 million are included in other assets in the Company's consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years. As of December 31, 1999, 1998 and 1997, the FX Puts had carrying values of (UK Pound)2.4 million, (UK Pound)5.2 million and (UK Pound)8.0 million, respectively.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate and Average Forward Foreign Exchange Rate (US$/UK Pounds)

                                                                                                                            Fair
                                                                                                                           Value
                                         2000     2001        2002      2003      2004    Thereafter       Total         12/31/99
                                         ----     ----        ----      ----      ----    ----------       -----         --------
                                                                    (dollars in thousands)
Long-term Debt, including
   Current Portion
11.20% Senior Discount
Debentures due 2007
   Fixed Rate                               -        -           -         -         -      $517,321       $517,321        $486,282
   Average Interest Rate                                                                      11.2%
   Average Forward
     Exchange Rate                                                                            1.65

Purchased Options Contracts to Pay US$ for UK Pounds
Notional Amount by Expected Maturity
Average Strike Price (UK Pounds/US$)

                                                                                                                        Fair
                                                                                                                        Value
                                  2000             2001        2002      2003      2004            Total              12/31/99
                                  ----             ----        ----      ----      ----            -----              --------
                                                                  (pounds in thousands)
British Pounds Sterling
   Notional Amount          (UK Pound)250,000        -           -         -         -     (UK Pound)250,000     (UK Pound)101.0
   Average Strike Price
      (US Dollars)                      $1.35

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholder
NTL (Triangle) LLC

We have audited the accompanying consolidated balance sheets of NTL (Triangle) LLC and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the years in the two year period ended December 31, 1999. Our audit also included the financial statement schedule for each of the years in the two year period ended December 31, 1999 listed in the index at Item 14(b)(i). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements of Cable London PLC and subsidiaries ("Cable London") (a corporation in which the Company had a 50% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1998 consolidated financial statements relates to data included for Cable London, it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL (Triangle) LLC as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the years in the two year period ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     ERNST & YOUNG LLP


New York, New York
March 7, 2000

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholder
NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited)

We have audited the accompanying consolidated statements of operations, shareholder's equity and cash flows of NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited) and subsidiaries for the year ended December 31, 1997. Our audit also included the financial statement schedule for the year ended December 31, 1997, as listed in Item 14 (b)(i). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and the cash flows of NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited) and subsidiaries for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 27, 1998

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Cable London PLC

We have audited the accompanying consolidated balance sheet of Cable London PLC (a company incorporated in the United Kingdom) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' (deficiency) equity and of cash flows for each of the two years in the period ended December 31, 1998 (which statements are not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cable London PLC and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche

London, England
February 5, 1999

NTL (TRIANGLE) LLC
------------------
CONSOLIDATED BALANCE SHEETS
(in (UK Pound)000's, except share data)


                                                                                                December 31,
                                                                                         1999                1998
                                                                                         ----                ----
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents....................................................   (UK Pound)27,895   (UK Pound)103,451
   Accounts receivable, less allowance for doubtful accounts of
      (UK Pound)9,452 (1999) and (UK Pound)2,840 (1998).........................             10,170               8,081
   Other current assets.........................................................              4,240               5,404
                                                                                 ------------------   -----------------
         Total current assets...................................................             42,305             116,936

INVESTMENT IN CABLE LONDON PLC..................................................                  -              28,080

PROPERTY AND EQUIPMENT - NET....................................................            382,078             321,822

INTANGIBLE ASSETS - NET.........................................................            434,333              42,776

OTHER ASSETS, NET...............................................................             42,553               5,188
                                                                                 ------------------   -----------------
                                                                                  (UK Pound)901,269   (UK Pound)514,802
                                                                                 ==================   =================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................   (UK Pound)34,431    (UK Pound)25,162
   Deferred revenue.............................................................             10,572               2,478
   Due to affiliates............................................................              5,905                   -
   Current portion of long-term debt............................................                864               1,966
   Notes payable to Comcast U.K. Holdings, Inc..................................                  -              12,310
                                                                                 ------------------   -----------------
      Total current liabilities.................................................             51,772              41,916

LONG-TERM DEBT, less current portion............................................            293,285             259,104

COMMITMENTS AND CONTINGENT LIABILITIES

DEFERRED INCOME TAXES...........................................................              8,237                   -

SHAREHOLDER'S EQUITY
   Common stock, (UK Pound).01 par value - authorized and issued 800,000 shares.                  8                   8
   Additional capital...........................................................            363,966             359,049
   Accumulated other comprehensive (loss).......................................               (189)                  -
   Retained earnings (accumulated deficit)......................................            184,190            (145,275)
                                                                                 ------------------   -----------------
      Total shareholder's equity................................................            547,975             213,782
                                                                                 ------------------   -----------------
                                                                                  (UK Pound)901,269   (UK Pound)514,802
                                                                                 ==================   =================

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC
------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(in (UK Pound)000's)


                                                                              Year Ended December 31,
                                                                     1999               1998                1997
                                                             -----------------   ----------------   -----------------
REVENUES
   Service income..........................................  (UK Pound)118,963   (UK Pound)77,649    (UK Pound)55,603
   Consulting fee income...................................                  -                938               1,059
                                                             -----------------   ----------------   -----------------
                                                                       118,963             78,587              56,662
                                                             -----------------   ----------------   -----------------
COSTS AND EXPENSES
   Operating...............................................             42,499             25,598              19,624
   Selling, general and administrative.....................             48,893             34,971              30,850
   Management fees.........................................                  -              2,400               3,204
   Depreciation and amortization...........................             63,570             31,185              25,588
                                                             -----------------   ----------------   -----------------
                                                                       154,962             94,154              79,266
                                                             -----------------   ----------------   -----------------

OPERATING LOSS.............................................            (35,999)           (15,567)            (22,604)

OTHER (INCOME) EXPENSE
   Interest expense........................................             31,542             34,898              25,243
   Investment income.......................................             (5,429)            (9,054)             (7,259)
   Equity in net losses of affiliates......................              6,801             19,696              21,359
   Gain on sale of investments.............................           (404,750)          (110,497)                  -
   Amalgamation costs......................................                145              4,095                   -
   Exchange losses and other...............................              7,584              2,090               5,409
                                                             -----------------   ----------------   -----------------
                                                                      (364,107)          (58,772)              44,752
                                                             -----------------   ----------------   -----------------
Income (loss) before income taxes and extraordinary item...            328,108             43,205             (67,356)
Income tax benefit.........................................              1,357                  -                   -
                                                             -----------------   ----------------   -----------------
Income (loss) before extraordinary item....................            329,465             43,205             (67,356)
Loss from early extinguishment of debt.....................                  -             (1,107)                  -
                                                             -----------------   ----------------   -----------------
NET INCOME (LOSS)..........................................  (UK Pound)329,465   (UK Pound)42,098   ((UK Pound)67,356)
                                                             =================   ================   =================

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC
------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in (UK Pound)000's)

                                                                                         Year Ended December 31,
                                                                               1999               1998                1997
                                                                        -----------------  -----------------  -----------------
OPERATING ACTIVITIES
   Net income (loss)................................................... (UK Pound)329,465   (UK Pound)42,098  ((UK Pound)67,356)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization....................................            63,570             31,185             25,588
      Loss from early extinguishment of debt...........................                 -              1,107                  -
      Amortization of premium on foreign exchange contracts............             2,770              2,770              2,770
      Non-cash interest expense........................................            30,851             27,264             24,684
      Non-cash investment income.......................................            (1,870)            (2,841)            (2,521)
      Gain on sale of investment.......................................          (404,750)          (110,497)                 -
      Exchange losses (gains)..........................................             4,994             (3,870)             2,852
      Equity in net losses of affiliates...............................             6,801             19,696             21,359
      Other............................................................            (1,116)             4,095                991
                                                                        -----------------  -----------------  -----------------
                                                                                   30,715             11,007              8,367
      Accounts receivable and other current assets.....................               360             (1,879)            (1,393)
      Accounts payable and other current liabilities...................            12,022              2,115                519
                                                                        -----------------  -----------------  -----------------
            Net cash provided by operating activities..................            43,097             11,243              7,493
                                                                        -----------------  -----------------  -----------------

FINANCING ACTIVITIES
   Repayments of debt..................................................           (15,215)          (102,064)            (1,633)
   Proceeds from borrowings............................................                 -            100,000                  -
   Deferred financing costs............................................                 -             (1,463)                 -
   Issuance of common stock............................................                 -                  8                  -
   Net transactions with affiliates....................................                 -             (2,120)            (1,810)
                                                                        -----------------  -----------------  -----------------
            Net cash (used in) financing activities....................           (15,215)            (5,639)            (3,443)
                                                                        -----------------  -----------------  -----------------

INVESTING ACTIVITIES
   Acquisition, net of cash acquired...................................          (422,070)                 -                  -
   Proceeds from sale of affiliate.....................................           428,018            130,000                  -
   Proceeds from sales of short-term investments, net..................                 -                  -             61,466
   Capital contributions and loans to affiliates.......................                 -             (1,768)            (8,713)
   Fixed asset deposit with affiliate..................................           (51,915)                 -                  -
   Capital expenditures................................................           (57,216)           (61,816)           (82,125)
   Additions to deferred charges.......................................               (94)            (5,941)              (620)
                                                                        -----------------  -----------------  -----------------
            Net cash (used in) provided by investing activities........          (103,277)            60,475            (29,992)
                                                                        -----------------  -----------------  -----------------

Effect of exchange rate changes on cash................................              (161)                 -                  -
                                                                        -----------------  -----------------  -----------------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS.........................................................           (75,556)            66,079            (25,942)

CASH AND CASH EQUIVALENTS, beginning of year...........................           103,451             37,372             63,314
                                                                        -----------------  -----------------  -----------------

CASH AND CASH EQUIVALENTS, end of year.................................  (UK Pound)27,895  (UK Pound)103,451   (UK Pound)37,372
                                                                        =================  =================  =================

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC
------------------
CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
(in 000's)

                                          A Common                B Common              Common
                                    Shares      Amount      Shares      Amount     Shares    Amount
                                    ------      ------      ------      ------     ------    ------
BALANCE, JANUARY 1, 1997........... 37,232  (UK Pound)372   12,873  (UK Pound)129
  Net loss.........................
                                   -------  -------------  -------  -------------  ------ ------------
BALANCE, DECEMBER 31, 1997......... 37,232            372   12,873            129
  Net income.......................
  Amalgamation with NTL
    Incorporated...................(37,232)          (372) (12,873)          (129)    800  (UK Pound)8
                                   -------  -------------  -------  -------------  ------ ------------
BALANCE, DECEMBER 31, 1998.........      -              -        -              -     800            8
  Pooling of interest acquisition..
  Net income.......................
  Currency translation adjustment..

  Comprehensive income.............
                                   -------  -------------  -------  -------------  ------ ------------
BALANCE, DECEMBER 31, 1999.........      -  (UK Pound)  -        -  (UK Pound)  -     800  (UK Pound)8
                                   =======  =============  =======  =============  ====== ============

                                                                               Accum-
                                                                               ulated         Retained
                                                           Compre-              Other         Earnings
                                                           hensive             Compre-        (Accum-
                                     Additional            Income              hensive         ulated
                                       Capital             (Loss)              (Loss)          Deficit)            Total
                                       -------             ------              -----           -------             -----
BALANCE, JANUARY 1, 1997........... (UK Pound)358,548                                     ((UK Pound)120,017) (UK Pound)239,032
  Net loss.........................                    ((UK Pound)67,356)                            (67,356)           (67,356)
                                    -----------------  ------------------  --------------  ------------------  -----------------
BALANCE, DECEMBER 31, 1997.........           358,548                                                (187,373)           171,676
  Net income.......................                      (UK Pound)42,098                              42,098             42,098
  Amalgamation with NTL
    Incorporated...................               501                                                                          8
                                    -----------------  ------------------  --------------  ------------------  -----------------
BALANCE, DECEMBER 31, 1998.........           359,049                                                (145,275)           213,782
  Pooling of interest acquisition..             4,917                                                                      4,917
  Net income.......................                     (UK Pound)329,465                             329,465            329,465
  Currency translation adjustment..                                  (189) ((UK Pound)189)                                  (189)
                                                       ------------------
  Comprehensive income.............                     (UK Pound)329,276
                                    -----------------  ------------------  --------------  ------------------  -----------------
BALANCE, DECEMBER 31, 1999......... (UK Pound)363,966                      ((UK Pound)189)  (UK Pound)184,190  (UK Pound)547,975
                                    =================                      ==============  ==================  =================


See notes to consolidated financial statements.

NTL (TRIANGLE) LLC
------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND AMALGAMATION WITH NTL INCORPORATED

      NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited) (formerly NTL (Bermuda) Limited) (formerly NTL (Bermuda) LLC) (the "Company") and its subsidiaries are principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom ("UK") and Ireland. The Company owns the companies that have franchises for Darlington and Teesside (collectively, "Teesside") and Cambridge Holding Company Limited ("Cambridge") in the UK, and Cablelink Limited ("Cablelink"), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland. The Company previously owned a 50% interest in Cable London PLC ("Cable London") which it sold in November 1999 and a 27.5% interest in Birmingham Cable Corporation Limited ("Birmingham Cable") which it sold in October 1998.

      In November 1999, the Company converted to a Delaware limited liability company and thereby changed its name to NTL (Triangle) LLC. Under the Delaware Limited Liability Company Act, the Company is deemed to be the same entity as it was prior to the conversion.

      On October 29, 1998, NTL Incorporated ("NTL"), NTL (Bermuda) Limited, a wholly-owned subsidiary of NTL, and Comcast UK Cable Partners Limited ("Partners") consummated a transaction (the "Amalgamation"), whereby NTL (Bermuda) Limited merged with Partners.

      Immediately following the Amalgamation, the Company and Bank of Montreal Trust Company, as trustee, executed a First Supplemental Indenture (the "First Supplemental Indenture") relating to Partner's 11.20% Senior Discount Debentures due 2007 (the "Debentures"), which provided for the assumption by the Company of the liabilities and the obligations of Partners under the Indenture, dated as of November 15, 1995, governing the Debentures (together with the First Supplemental Indenture, the "Indenture") and the Debentures issued pursuant thereto. The First Supplemental Indenture likewise provides that the Company shall succeed to, and be substituted for, and may exercise every right and power of, Partners under the Indenture and the Debentures.

      Pursuant to then existing arrangements between Partners and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London and Birmingham Cable, Telewest had certain rights to acquire either or both of Partner's interests in these systems as a result of the
      Amalgamation. On August 14, 1998, Partners and NTL entered into an agreement (the "Telewest Agreement") with Telewest relating to Partner's ownership interests in Birmingham Cable, Partner's and Telewest's respective ownership interests in Cable London and certain other related matters. Pursuant to the Telewest Agreement, in October 1998, Partners sold its 27.5% ownership interest in Birmingham Cable to Telewest for (UK Pound)125 million, plus (UK Pound)5 million for certain subordinated debt and fees. The Company recorded a gain of (UK Pound)110.5 million on the sale. Additionally, in November 1999, the Company sold its 50% ownership interest in Cable London to Telewest for (UK Pound)428 million in cash. The Company recorded a gain of (UK Pound)404.8 million on the sale.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NTL (TRIANGLE) LLC
------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Foreign Currency Translation
      The financial statements of Cablelink have been translated into UK pounds sterling in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive (loss). Foreign currency transaction gains and losses are included in the results of operations as incurred.

      Cash Equivalents
      Cash equivalents are short-term, highly liquid investments with maturities of three months or less when purchased. Cash equivalents of (UK Pound)15.9 million and (UK Pound)94.1 million at December 31, 1999 and 1998, respectively, consist principally of commercial paper, time deposits and money market funds.

      Investments in Affiliates
      Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets were being amortized to equity in net losses of affiliates over the remaining original lives of the related franchises of eight years.

      Property and Equipment
      Property and equipment is stated at cost. Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment - 6 to 40 years and other equipment - 3 to 40 years.

      Intangible Assets
      Intangible assets include goodwill, license acquisition costs, customer lists and other deferred charges. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the period benefited of 15 years. License acquisition costs represent the portion of the purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining lives of the licenses at acquisition of 5 years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight- line basis over 10 years. The other deferred charges are amortized on a straight-line basis primarily over 12 to 15 years.

      Valuation of Long-Lived Assets
      Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

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

NTL (TRIANGLE) LLC
------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Revenue Recognition
      Service income is recognized at the time the service is provided to the customer. Charges for services that are billed in advance are deferred and recognized when earned.

      Cable Television System Costs, Expenses and Revenues
      The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable television, telephone and telecommunications systems in accordance with Statement of Financial Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies."

3.    RECENT ACCOUNTING PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is required to be adopted by the Company effective January 1, 2001. Upon the adoption of SFAS No. 133, all derivative instruments are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its financial position and results of operations.

4.    JOINT PURCHASING ALLIANCE AGREEMENT

      Other assets includes a deposit of (UK Pound)40.1 million which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications plc, a subsidiary of NTL, for combined fixed asset purchases. The Company's original deposit was (UK Pound)51.9 million in March 1999.

NTL (TRIANGLE) LLC
------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    INVESTMENTS IN AFFILIATES

      Summarized financial information for affiliates accounted for under the equity method for 1999, 1998 and 1997, is as follows:


                                                                         Birmingham              Cable
                                                                           Cable(1)            London(2)              Combined
                                                                          ---------            ---------              --------
                                                                        (UK Pound)000        (UK Pound)000          (UK Pound)000
YEAR ENDED DECEMBER 31, 1999
Results of operations
      Company's equity in net loss...................................                       ((UK Pound)6,801)    ((UK Pound)6,801)

YEAR ENDED DECEMBER 31, 1998
Results of operations
      Service income.................................................                                 66,987               66,987
      Operating, selling, general and administrative expenses........                                (52,128)             (52,128)
      Depreciation and amortization..................................                                (22,659)             (22,659)
      Operating loss.................................................                                 (7,800)              (7,800)
      Net loss.......................................................                                (23,325)             (23,325)
      Company's equity in net loss...................................  ((UK Pound)7,841)             (11,855)             (19,696)

AT DECEMBER 31, 1998
Financial position
      Current assets.................................................                                 10,776               10,776
      Noncurrent assets..............................................                                194,953              194,953
      Current liabilities............................................                                 24,653               24,653
      Noncurrent liabilities.........................................                                204,648              204,648

YEAR ENDED DECEMBER 31, 1997
Results of operations
      Service income.................................................            67,166               52,816              119,982
      Operating, selling, general and administrative expenses........           (56,564)             (45,787)            (102,351)
      Depreciation and amortization..................................           (26,427)             (19,740)             (46,167)
      Operating loss.................................................           (15,825)             (12,711)             (28,536)
      Net loss.......................................................           (30,826)             (25,168)             (55,994)
      Company's equity in net loss...................................            (8,616)             (12,743)             (21,359)

---------------
(1)   The Company sold its 27.5% interest in Birmingham Cable in October 1998.
(2)   The Company sold its 50.0% interest in Cable London in November 1999.

6.    PROPERTY AND EQUIPMENT

      Property and equipment consists of (in (UK Pound)000's):

                                                                  December 31,
                                                            1999                1998
                                                      -----------------  -----------------
Operating equipment...................................(UK Pound)414,276  (UK Pound)331,910
Other equipment.......................................           61,364             47,536
Construction in progress..............................            4,358                  -
                                                      -----------------  -----------------
                                                                479,998            379,446
Accumulated depreciation..............................          (97,920)           (57,624)
                                                      -----------------  -----------------
                                                      (UK Pound)382,078  (UK Pound)321,822
                                                      =================  =================

NTL (TRIANGLE) LLC
------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    INTANGIBLE ASSETS

      Intangible assets consist of (in (UK Pound)000's):

                                                                                           December 31,
                                                                                    1999                1998
                                                                             -------------------  ----------------
        Goodwill, net of accumulated amortization of
            (UK Pound)11,928........................................           (UK Pound)333,971  (UK Pound)     -
        License acquisition costs, net of accumulated amortization
            of (UK Pound)3,607......................................                      32,461                 -
        Customer lists, net of accumulated amortization of (UK
            Pound)1,616.............................................                      30,706                 -
        Other, net of accumulated amortization of
            (UK Pound)21,168 (1999) and (UK Pound)15,493 (1998).....                      37,195            42,776
                                                                             -------------------  ----------------
                                                                               (UK Pound)434,333  (UK Pound)42,776
                                                                             ===================  ================

      In July 1999, NTL Communications Corp., a wholly-owned subsidiary of NTL, acquired Cablelink for IR(Pound)535.18 million ((Pound)421.9 million). Cablelink provides multi-channel television and information services in Dublin, Galway and Waterford, Ireland. NTL Communications Corp. accounted for the acquisition as a purchase. The aggregate purchase price of IR(Pound)541.4 million ((UK Pound)428.5 million), including costs incurred of IR(Pound)6.2 million ((UK Pound)4.9 million), net of tangible assets acquired aggregated IR(Pound)523.4 million ((UK Pound)414.3 million), which was allocated as follows: IR(Pound)45.6 million ((UK Pound)36.1 million) to license acquisition costs, IR(Pound)40.8 million ((UK
      Pound)32.3 million) to customer lists and IR(Pound)437.0 million ((UK Pound)345.9 million) to goodwill.

      In December 1999, the Company acquired Cablelink from NTL Communications Corp. for (UK Pound)423.6 million in cash. The Company accounted for the acquisition at historical cost in a manner consistent with a transfer of entities under common control, which is similar to that used in a "pooling of interests." Accordingly, the net assets and results of operations of Cablelink have been included in the consolidated financial statements from July 1999. The difference in the purchase price paid by the Company ((UK Pound)423.6 million) as compared to the purchase price paid by NTL Communications Corp. ((UK Pound)428.5 million) of approximately (UK Pound)4.9 million is included in the statement of shareholder's equity as an increase in additional capital.

      The pro forma unaudited consolidated results of operations for the years ended December 31, 1999 and 1998 assuming the consummation of the above mentioned transaction as of January 1, 1998 is as follows:

                                                                      Year ended December 31,
                                                                     1999                 1998
                                                              ------------------    -----------------
                                                                       (in (UK Pound)000's)
          Total revenue.......................................(UK Pound)138,488    (UK Pound)112,175
          Income before extraordinary item....................          313,596               12,072
          Net income..........................................          313,596               10,965

8.    FOREIGN CURRENCY RISK MANAGEMENT

      The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to this exposure, the Company entered into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions were monitored using techniques including market value and sensitivity analyses.

      The Company entered into certain FX Options as a normal part of its foreign currency risk management efforts. During 1995, the Company entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only in November 2000. These FX Puts are used to limit the Company's exposure to the risk that the

NTL (TRIANGLE) LLC
------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      eventual cash outflows related to the Company's long-term debt denominated in currencies other than its functional currency (which is the UK Pound) are adversely affected by changes in exchange rates. As of December 31, 1999 and 1998, the Company had (UK Pound)250.0 million notional amount of FX Puts to purchase US dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against the Company's long-term debt denominated in US dollars since gains and losses realized on the FX Puts would be offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts of (UK Pound)13.9 million are included in other assets in the Company's consolidated balance sheet, net of related amortization. These premiums are being amortized over the terms of the related contracts of five years. As of December 31, 1999 and 1998, the FX Puts had carrying values of (UK Pound)2.4 million and (UK Pound)5.2 million, respectively.

      In 1995, in order to reduce hedging costs, the Company sold foreign exchange call option contracts ("FX Calls") to exchange (UK Pound)250.0 million notional amount and received (UK Pound)3.4 million. Of these contracts, (UK Pound)200.0 million notional amount, with an exchange ratio of $1.70 per (UK Pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (UK Pound)50.0 million notional amount and an exchange ratio of $1.62 per (UK Pound)1.00, had a settlement date in November 2000. In the fourth quarter of 1996, in order to continue to reduce hedging costs, the Company sold additional FX Calls for (UK Pound)2.1 million, to exchange (UK Pound)200.0 million notional amount at an average exchange ratio of $1.75 per (UK Pound)1.00. These contracts expired unexercised in the fourth quarter of 1997. The remaining contract with a (UK Pound)50.0 million notional amount was unwound in October 1998. The FX Calls were marked-to-market on a current basis in the Company's consolidated statement of operations. Changes in fair value between measurement dates relating to the FX Calls resulted in exchange losses of (UK Pound)230,000 during the year ended December 31, 1998, and exchange gains of (UK Pound)4.5 million during the year ended December 31, 1997.

9.    LONG-TERM DEBT

      2007 Discount Debentures
      In November 1995, the Company received net proceeds of approximately $291.1 million ((UK Pound)186.9 million) from the sale of its 2007 Discount Debentures in a public offering ($517.3 million principal at maturity). Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The accreted value of the 2007 Discount Debentures was (UK Pound)289.2 million and (UK Pound)254.2 million as of December 31, 1999 and 1998, respectively.

      The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to enter into arrangements for the sale of assets, mergers, the incurrence of additional debt and the payment of dividends. The Company was in compliance with such restrictive covenants as of December 31, 1999.

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

      Other
      As of December 31, 1999 and 1998, Cambridge has two outstanding bank loans totaling (UK Pound)433,000 and (UK Pound)456,000, respectively, which are included in long-term debt. These bank loans are secured by land and buildings in Cambridge and Bishop Stortford and are payable in quarterly installments through April 2018 and bear interest at a weighted average fixed rate of 9.35%. Also included in long-term debt are capital lease obligations.

NTL (TRIANGLE) LLC
------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Long-term debt repayments, excluding capital lease payments, are due as follows (in (UK Pound)000's):

               Year ending December 31:
               2000.......................................      (UK Pound)24
               2001.......................................                24
               2002.......................................                24
               2003.......................................                24
               2004.......................................                24
               Thereafter.................................           320,501
                                                          ------------------
                                                           (UK Pound)320,621
                                                          ==================

10.   RELATED PARTY TRANSACTIONS

      Since the Amalgamation, a subsidiary of NTL Communications Corp. has been providing management, financial, legal and technical services to the Company. Beginning in the fourth quarter of 1999, this subsidiary began charging the Company for these services using an allocation formula based on customers. The Company was charged (UK Pound)2.9 million in 1999 which is included in selling, general and administrative expenses and in the due to affiliates balance. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation method is reasonable.

      Comcast U.K. Consulting, Inc., a former wholly-owned subsidiary of the Company, earned consulting fee income under consulting agreements with Birmingham Cable and Cable London in 1998 and 1997. The consulting fee income was generally based on a percentage of gross revenues or a fixed amount per dwelling unit. The consulting agreements were terminated in 1998 pursuant to the Telewest Agreement.

      Management fees were incurred under agreements with the Company's former parent and one of its former affiliates in 1998 and 1997. The management agreements were terminated upon the amalgamation with NTL.

      Investment income includes (UK Pound)1.9 million, (UK Pound)2.8 million and (UK Pound)2.5 million of interest income in 1999, 1998 and 1997, respectively, relating to the loans to Birmingham Cable and Cable London.

      Notes payable to Comcast U.K. Holdings, Inc. consisted of 9% Subordinated Notes payable of (UK Pound)13.1 million which the Company repaid at maturity in September 1999. During the years ended December 31, 1999, 1998 and 1997, interest expense on the Notes was (UK Pound)822,000, (UK Pound)1.0 million and (UK Pound)950,000, respectively.

NTL (TRIANGLE) LLC
------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   INCOME TAXES

      Significant components of deferred income taxes are as follows (in (UK Pound)000's):

                                                                           December 31,
                                                                 1999                        1998
                                                                 ----                        ----
            Deferred tax liabilities:
                        Intangibles...........................UK Pound)10,233    (UK Pound)      -
            Deferred tax assets:
                        Net operating loss carryforwards
                          (carried forward indefinitely)......          9,297                9,270
                        Differences between book and tax
                          basis of property...................         19,580               16,995
                        Other.................................          1,220                  638
                                                              ---------------    -----------------
            Total deferred tax assets.........................         30,097               26,903
            Less: Valuation allowance.........................        (28,101)             (26,903)
                                                              ---------------    -----------------
            Net deferred tax assets...........................          1,996                    -
                                                              ---------------    -----------------
            Net deferred tax liabilities......................(UK Pound)8,237    (UK Pound)      -
                                                              ===============    =================

      The Company's wholly-owned subsidiaries have a deferred tax asset arising from the carryforward of net operating losses and the differences between the book and tax basis of property. However, a valuation allowance has been recorded as the realization of the deferred tax assets is uncertain.

12.   FAIR VALUES OF FINANCIAL INSTRUMENTS

      Current assets and current liabilities: The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due to affiliates and accounts payable and accrued liabilities reported in the balance sheet approximate fair value due to the short-term maturities of these assets and liabilities.

      Long-term debt: The estimated fair value of the Company's publicly traded debt is based on quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. At December 31, 1999 and 1998, the estimated fair values of the Company's long-term debt were (UK Pound)305.0 million and (UK Pound)268.3 million, respectively.

      FX Puts: The estimated fair value of the Company's FX Puts is based on quoted market prices. At December 31, 1999 and 1998, the estimated fair values of the Company's FX Puts were (UK Pound)101,000 and (UK Pound)567,000, respectively.

13.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

      The  Company  made  cash  payments  for  interest  of  approximately   (UK
      Pound)691,000, (UK Pound)7.6 million and (UK Pound)559,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company's wholly-owned subsidiaries incurred capital lease obligations of (UK Pound)139,000, (UK Pound)3.4 million and (UK Pound)2.1 million during the years ended December 31, 1999, 1998 and 1997, respectively.

14.   COMMITMENTS AND CONTINGENCIES

      As  of  December  31,  1999,   the  Company  was   committed  to  purchase
      approximately (UK Pound)4.0 million for equipment and services.

      Certain of the Company's facilities and equipment are held under operating or capital leases which expire in 2033.

NTL (TRIANGLE) LLC
------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of assets held under capital lease are as follows (in (UK Pound)000's):

                                                           December 31,
                                                    1999                  1998
                                                    ----                  ----
            Land, buildings and equipment      (UK Pound)13,271    (UK Pound)13,132
            Less: Accumulated depreciation               (6,324)             (4,805)
                                               ----------------    ----------------
                                                (UK Pound)6,947     (UK Pound)8,327
                                               ================    ================

     Future minimum rental payments at December 31, 1999 are as follows (in (UK Pound)000's):

                                                                        Capital             Operating
                                                                         leases              leases
                                                                         ------              ------
            Year ending December 31:

            2000                                                       (UK Pound)954     (UK Pound)3,238
            2001                                                                 886               2,931
            2002                                                                 734               2,221
            2003                                                                 682               1,658
            2004                                                                 629               1,491
            Thereafter...............................................          2,059              17,567
                                                                     ---------------    ----------------
            Total minimum rental commitments.........................          5,944    (UK Pound)29,106
                                                                                        ================
            Less: Amount representing interest.......................         (1,469)
                                                                     ---------------
            Present value of minimum rental commitments..............          4,475
            Less: Current portion of capital lease obligations.......           (840)
                                                                     ---------------
            Long-term portion of capital lease obligations...........(UK Pound)3,635
                                                                     ===============

      Rental expense for the years ended December 31, 1999, 1998 and 1997 was (UK Pound)2.7 million, (UK Pound)1.6 million and (UK Pound)1.7 million, respectively.

      The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

NTL (TRIANGLE) LLC
------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              First            Second              Third              Fourth            Total
                                             Quarter           Quarter          Quarter (1)        Quarter (2)           Year
                                             -------           -------          -----------        -----------           ----
                                                                              ((UK Pound)000)
1999
----
Revenues.................................(UK Pound)23,189  (UK Pound)24,291  (UK Pound)33,342  (UK Pound)38,141   (UK Pound)118,963
Operating loss...........................          (3,503)           (2,576)           (1,395)          (28,525)            (35,999)
Equity in net losses of affiliates.......          (2,060)           (1,912)           (1,601)           (1,228)             (6,801)
Net (loss) income........................         (19,375)          (17,398)              (40)          366,278             329,465

1998
----
Revenues.................................(UK Pound)17,576  (UK Pound)19,012  (UK Pound)19,944  (UK Pound)22,055    (UK Pound)78,587
Operating loss...........................          (4,583)           (3,941)           (4,306)           (2,737)            (15,567)
Equity in net losses of affiliates.......          (6,415)           (4,770)           (4,731)           (3,780)            (19,696)
(Loss) income before extraordinary item..         (15,491)          (16,286)          (12,730)           87,712              43,205
Extraordinary item.......................               -                 -                 -            (1,107)             (1,107)
Net (loss) income........................         (15,491)          (16,286)          (12,730)           86,605              42,098

---------------
(1) The acquisition of Cablelink was accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests." Accordingly, the Company's financial statements have been restated to include the results of Cablelink from July 1999.
(2) Fourth quarter and total year net income resulted from a gain of (UK Pound)110.5 million due to the sale of the interests in Birmingham Cable in October 1998 and a gain of (UK Pound)404.8 million due to the sale of the interests in Cable London in November 1999.

                               NTL (TRIANGLE) LLC
                               ------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  --------------------------------------------

                              (in (UK Pound)000's)


                                                                      Additions
                                                  Balance at         Charged to              Deductions             Balance
                                                  Beginning           Costs and                 from                at End
                                                   of Year            Expenses                Reserves              of Year
                                                   -------            --------                --------              -------

   Allowance for Doubtful Accounts
   -------------------------------

   1999..................................... (UK Pound)2,840         (UK Pound)3,129      ((UK Pound)3,483)(a)   (UK Pound)9,452

   1998.....................................           2,598                   1,720                 1,478                 2,840

   1997.....................................           1,338                   1,488                   228                 2,598



(a) Uncollectible accounts written off, net of recoveries of (UK Pound)1,038,000 and (UK Pound)172,000 foreign exchange currency translation adjustments, offset by (UK Pound)4,693,000 allowance for doubtful accounts as of the acquisition date of Cablelink.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          ---------------------------------------------------------------

      Not applicable.


                                    PART III
                                    --------

ITEMS 10, 11, 12 AND 13
-----------------------

Omitted, pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV
                                     -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

     (a) The following consolidated financial statements of NTL (Triangle) LLC are included in Part II, Item 8:

                                                                            Page
                                                                            ----
          Independent Auditors' Reports.......................................7
          Consolidated Balance Sheets--December 31, 1999 and 1998............10
          Consolidated Statements of Operations--Years
           Ended December 31, 1999, 1998 and 1997............................11
          Consolidated Statements of Cash Flows--Years
           Ended December 31, 1999, 1998 and 1997............................12
          Consolidated Statement of Shareholder's
           Equity--Years Ended December 31, 1999, 1998 and 1997..............13
          Notes to Consolidated Financial Statements.........................14

      (b) (i) The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is included in Part II:

               Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c)  Reports on Form 8-K.

               The Company filed the following current reports on Form 8-K (i) under Item 2, 5 and 7 on December 9, 1999 relating to the disposition  of  Cable  London,  the  conversion  to  a  Delaware company, and a name change, and (ii) under Item 2 and 7 on December 28, 1999 relating to the acquisition of Cablelink from its parent, NTL Communications. The Form 8-K filed on December 9, 1999 included unaudited pro forma financial statements. The Form 8-K filed on December 28, 1999 was amended on January 28, 2000 to include consolidated financial statements of Cablelink and subsidiaries. It also included unaudited pro forma financial statements for NTL (Triangle) LLC and subsidiaries.

     (d)  Exhibits required to be filed by Item 601 of Regulation S-K:

           2.l    Reorganization Agreement, dated 19 September 1994, among
                  Warburg, Pincus Investors, L.P., Bankers Trust Investments PLC
                  ("Bankers Trust"), Comcast Corporation ("Comcast"), Comcast
                  U.K. Holdings, Inc., ("Holdings"), the Company and UK Cable
                  Partners Limited ("UKCPL"). (1)
           2.2    Agreement and Plan of Amalgamation dated 4 February 1998 among
                  NTL Incorporated, NTL (Bermuda) Limited and the Company, as
                  amended. (7)
           2.3    Deed of Transfer, dated December 13, 1999. (9)
           3(i)   Memorandum of Association of the Company. (2)
           3(ii)  By-laws of the Company. (2)
           3.1    Certificate of Formation, filed with the Delaware Secretary of
                  State on November 12, 1999. (8)
           3.2    Certificate of Amendment, filed with the Delaware Secretary of
                  State on November 18, 1999. (8)
           3.3    Operating Agreement of NTL (Triangle) LLC, dated as of
                  November 14, 1999. (8)
           3.4    Corrected Certificate of Conversion, filed with the Delaware
                  Secretary of State on November 16, 1999. (8)
           4.l    Form of Certificate for Class A Common Shares, par value (UK
                  Pound)0.01 per share. (2)
           4.2    Indenture dated as of 15 November 1995, between the Company and Bank of Montreal Trust Company, as Trustee, in respect of the Company's 11.20% Senior Discount Debentures Due 2007 (the
                  "2007 Debentures"). (1)

           10.1 Subscription and Contribution Agreement, dated 26 October 1992, among Comcast, UKCPL, the Company, Holdings, Comcast Cablevision of Birmingham, Inc. ("Comcast Birmingham") and Comcast Cablevision of London, Inc. (2)
           10.2 Shareholders Agreement, dated 11 December 1992 (the "Shareholders Agreement"), among Holdings, UKCPL, the Company and Comcast. (2)
           10.3 Supplemental Agreement, dated 21 June 1995, among the Company, Comcast Consulting, Comcast, Holdings, Warburg Pincus and UK Consulting to the NewCo Services Agreement, the Delegation Agreement and the Shareholders Agreement. (3)
           10.4 Share Exchange Agreement, dated 4 December 1995, among Singapore Telecom International Pte. Limited, Cambridge Cable, the Company and Holdings. (5)
           10.5 Share Exchange Agreement, dated 5 May 1994, between Avalon Telecommunications L.L.C. and the Company. (2)
           10.6 Agreement dated August 14, 1998 among Telewest Communications plc, Telewest Communications Holding Limited, the Company and NTL Incorporated. (6)
           27.1   Financial Data Schedule.
           99.1 Consolidated financial statements of Cambridge Holding Company Limited (a United Kingdom corporation in the prematurity stage) and subsidiaries as of and for the years ended December 31, 1995 and 1994. (6)
---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96932) declared effective November 9, 1995.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-76160) declared effective September 20, 1994.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 1995 (File No. 0-24792).
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed for the quarter ended March 31, 1995 (File No. 0-24792).
(5) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 22, 1996.
(6) Incorporated by reference to NTL Incorporated's Current Report on Form 8-K dated August 18, 1998. (File No. 000-22616).
(7) Incorporated by reference to NTL's Registration Statement on Form S-4 (File No. 333-64727).
(8) Incorporated by reference to the Company's Current Report on Form 8-K, filed December 9, 1999.
(9) Incorporated by reference to the Company's Current Report on Form 8-K, filed December 28, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 23, 2000

NTL (Triangle) LLC
(Registrant)
By:   NTL Group Limited
      Its Sole Managing Member (on behalf of Registrant)

/s/   Robert Mackenzie
----------------------------------

Robert Mackenzie
Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                       Title                                   Date
---------                       -----                                   ----


/s/ Leigh C. Wood     (Chairman of the Board,                     March 23, 2000
--------------------- Director, and Principal Executive Officer
Leigh C. Wood         of NTL Group Ltd., the sole managing
                      member) on behalf of registrant



/s/ David Kelham      (Principal Accounting and Financial         March 23, 2000
--------------------- Officer and Director of NTL Group
David Kelham          Ltd., the sole managing member) on
                      behalf of registrant



/s/ Robert Mackenzie  (Director of NTL Group Ltd.,                March 23, 2000
--------------------  the sole managing member) on
Robert Mackenzie      behalf of registrant



/s/ Steve Wagner      (Director of NTL Group Ltd.,                March 23, 2000
--------------------- the sole managing member) on
Steve Wagner          behalf of registrant



/s/ Jeremy Thorp      (Director of NTL Group Ltd.,                March 23, 2000
--------------------- the sole managing member) on
Jeremy Thorp          behalf of registrant



/s/  Peter Douglas    (Director of NTL Group Ltd.,                March 23, 2000
--------------------- the sole managing member) on
Peter Douglas         behalf of registrant