Form 10-Q
period 2000-03-31
NTL TRIANGLE LLC
filed 2000-05-15
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2000
                                       OR

(  ) Transition  Report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 for the Transition Period from ________ to ________.

                         Commission File Number 0-24792

                               NTL (TRIANGLE) LLC
             (Exact name of registrant as specified in its charter)



           Delaware                                              13-4086747
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              110 East 59th Street
                               New York, NY 10022
                                 (212) 906-8440
--------------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  X                                   No
             ---                                     ---
                           --------------------------

As of March 31, 2000, there were 800,000 shares of the Registrant's common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's Common Stock.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED MARCH 31,2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
PART I. FINANCIAL INFORMATION
------  ---------------------

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of
                March 31, 2000 (Unaudited) and December 31, 1999..............2

                Condensed Consolidated Statements of Operations
                for the Three Months Ended March 31, 2000 and
                1999 (Unaudited)..............................................3

                Condensed Consolidated Statement of Shareholder's
                Equity for the Three Months Ended March 31,
                2000 (Unaudited)..............................................4

                Condensed Consolidated Statements of Cash Flows for
                the Three Months Ended March 31, 2000 and 1999
                (Unaudited)...................................................5

                Notes to Condensed Consolidated
                Financial Statements (Unaudited)..........................6 - 8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations............9 - 11

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk..................................................12

PART II.OTHER INFORMATION
------- -----------------

        Item 6. Exhibits and Reports on Form 8-K.............................12

        SIGNATURE............................................................13

        EXHIBIT INDEX........................................................14

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

PART I.   FINANCIAL INFORMATION
-------   ---------------------
ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                      March 31,          December 31,
                                                                                        2000                 1999
                                                                                 -----------------    -----------------
                                                                                     (Unaudited)          (See Note)
                                                                                 (in (UK Pound)000's, except share data)
Assets
------

Current assets
   Cash and cash equivalents .................................................... (UK Pound)28,050     (UK Pound)27,895
   Marketable securities ........................................................            1,365                   --
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)9,874 (2000) and (UK Pound)9,452 (1999) ..........................           11,293               10,170
   Other current assets .........................................................            5,779                4,240
                                                                                 -----------------    -----------------
       Total current assets .....................................................           46,487               42,305

Property and equipment, net .....................................................          386,691              382,078
Intangible assets, net ..........................................................          424,101              434,333
Other assets, net ...............................................................           37,668               42,553
                                                                                 -----------------    -----------------
                                                                                 (UK Pound)894,947    (UK Pound)901,269
                                                                                 =================    =================

Liabilities and shareholder's equity
------------------------------------

Current liabilities
   Accounts payable and accrued expenses ........................................ (UK Pound)31,223     (UK Pound)34,431
   Deferred revenue .............................................................           11,163               10,572
   Due to affiliates ............................................................           10,156                5,905
   Current portion of long-term debt ............................................            1,127                  864
                                                                                 -----------------    -----------------
     Total current liabilities ..................................................           53,669               51,772

Long-term debt, less current portion ............................................          306,713              293,285

Commitments and contingent liabilities

Deferred income taxes ...........................................................            8,037                8,237

Shareholder's equity:
   Common membership interests, (UK Pound).01 par value - authorized and
     issued 800,000 shares ......................................................                8                    8
   Additional capital ...........................................................          363,966              363,966
   Accumulated other comprehensive (loss) .......................................             (835)                (189)
   Retained earnings ............................................................          163,389              184,190
                                                                                 -----------------    -----------------
     Total shareholder's equity .................................................          526,528              547,975
                                                                                 -----------------    -----------------
                                                                                 (UK Pound)894,947    (UK Pound)901,269
                                                                                 =================    =================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     2000                    1999
                                                                                -----------------     -----------------
                                                                                        (in (UK Pound)000's)

Revenue
   Service income...........................................................     (UK Pound)38,677      (UK Pound)23,189
                                                                                -----------------     -----------------

Costs and expenses
   Operating................................................................               13,507                 7,773
   Selling, general and administrative......................................               14,902                10,169
   Depreciation and amortization............................................               16,753                 8,750
                                                                                -----------------     -----------------
                                                                                           45,162                26,692
                                                                                -----------------     -----------------

Operating loss..............................................................               (6,485)               (3,503)

Other income (expense)
   Interest expense.........................................................               (8,137)               (7,646)
   Investment income........................................................                  331                 1,704
   Equity in net loss of affiliate..........................................                    -                (2,060)
   Amalgamation costs.......................................................                    -                  (145)
   Exchange losses and other................................................               (6,656)               (7,725)
                                                                                -----------------     -----------------
                                                                                          (14,462)              (15,872)
                                                                                -----------------     -----------------

Loss before income taxes....................................................              (20,947)              (19,375)
Income tax benefit..........................................................                  146                     -
                                                                                -----------------     -----------------

Net loss....................................................................    (UK Pound)(20,801)    (UK Pound)(19,375)
                                                                                =================     =================

See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
            --------------------------------------------------------
                                   (Unaudited)
                              (in (UK Pound)000's)



                                   Common
                                 Membership                               Compre-
                                 Interests          Additional            hensive
                             Shares   Amount         Capital               Loss
                             ------   ------         -------               ----

Balance at December 31, 1999   800   (UK Pound)8  (UK Pound)363,966
  Net loss..................                                        (UK Pound)(20,801)
  Currency translation
    adjustment..............                                                     (646)
                                                                    -----------------
  Comprehensive loss........                                        (UK Pound)(21,447)
                             -----   -----------  ----------------- -----------------
Balance at March 31, 2000...   800   (UK Pound)8  (UK Pound)363,966
                             =====   ===========  =================


                                Accumulated
                               Other Compre-
                                  hensive         Retained
                                   Loss           Earnings            Total
                                   ----           --------            -----

Balance at December 31, 1999 (UK Pound)(189) (UK Pound)184,190  (UK Pound)547,975
  Net loss..................                           (20,801)           (20,801)
  Currency translation
    adjustment..............           (646)                                 (646)

  Comprehensive loss........
                             --------------  -----------------  -----------------
Balance at March 31, 2000... (UK Pound)(835) (UK Pound)163,389  (UK Pound)526,528
                             ==============  =================  =================


See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                      2000                   1999
                                                                                ----------------      ----------------
                                                                                          (in (UK Pound)000's)
Net cash provided by (used in) operating activities......................       (UK Pound)10,151        (UK Pound)(189)
                                                                                ----------------      ----------------

Investing activities
   Purchases of marketable securities....................................                 (1,365)                    -
   Fixed asset deposit with affiliate....................................                      -               (51,915)
   Capital expenditures..................................................                 (8,079)              (12,141)
   Additions to deferred charges.........................................                      -                   (52)
                                                                                ----------------      ----------------

         Net cash used in investing activities...........................                 (9,444)              (64,108)
                                                                                ----------------      ----------------

Financing activities
   Principal payments....................................................                   (465)                 (754)
   Net transactions with affiliates......................................                      -                   (60)
                                                                                ----------------      ----------------

         Net cash used in financing activities...........................                   (465)                 (814)

         Effect of exchange rate changes on cash.........................                    (87)                    -
                                                                                ----------------      ----------------

Increase (decrease) in cash and cash equivalents.........................                    155               (65,111)

Cash and cash equivalents, beginning of period...........................                 27,895               103,451
                                                                                ----------------      ----------------

Cash and cash equivalents, end of period.................................       (UK Pound)28,050      (UK Pound)38,340
                                                                                ================      ================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest..............................           (UK Pound)53         (UK Pound)233

Supplemental schedule of noncash financing activities
   Capital lease obligations.............................................           (UK Pound) -         (UK Pound)138

See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of NTL (Triangle) LLC (formerly NTL (Bermuda) Limited) (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.   Comprehensive Loss

     Comprehensive loss for the three-month periods ended March 31, 2000 and 1999 was (UK Pound)21,447,000 and (UK Pound)19,375,000, respectively.

3.   Amalgamation with NTL

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

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   Investment in Cable London

     Summarized financial information for Cable London which was accounted for under the equity method is as follows (in (UK Pound)000's):

                                                                                                    Three Months Ended
                                                                                                      March 31, 1999
                                                                                                    ------------------
     Results of operations:
          Service income..........................................................                   (UK Pound)18,992
          Operating, selling, general and administrative expenses.................                            (13,579)
          Depreciation and amortization...........................................                             (5,904)
          Operating loss..........................................................                               (491)
          Net loss................................................................                             (4,023)
          Company's equity in net loss............................................                             (2,060)

5.   Property and Equipment

     Property and equipment consists of (in (UK Pound)000's):

                                                                               March 31,              December 31,
                                                                                  2000                    1999
                                                                           -----------------        -----------------
                                                                              (Unaudited)
     Operating equipment...............................................    (UK Pound)422,488        (UK Pound)414,276
     Other equipment...................................................               62,470                   61,364
     Construction in progress..........................................                5,945                    4,358
                                                                           -----------------        -----------------
                                                                                     490,903                  479,998
     Accumulated depreciation..........................................             (104,212)                 (97,920)
                                                                           -----------------        -----------------
                                                                           (UK Pound)386,691        (UK Pound)382,078
                                                                           =================        =================

6.   Intangible Assets

     Intangible assets consist of (in (UK Pound)000's):

                                                                                  March 31,           December 31,
                                                                                    2000                  1999
                                                                              -----------------     -----------------
                                                                                 (Unaudited)
      Goodwill, net of accumulated amortization of
          (UK Pound)17,693 (2000) and (UK Pound)11,928 (1999)............     (UK Pound)328,206     (UK Pound)333,971
      License acquisition costs, net of accumulated amortization
          of (UK Pound)5,410 (2000) and (UK Pound)3,607 (1999)...........                30,658                32,461
      Customer lists, net of accumulated amortization of
          (UK Pound)3,232 (2000) and (UK Pound)1,616 (1999)..............                29,090                30,706
      Other, net of accumulated amortization of (UK Pound)22,216 (2000)
          (UK Pound)21,168 (1999)........................................                36,147                37,195
                                                                              -----------------     -----------------
                                                                              (UK Pound)424,101     (UK Pound)434,333
                                                                              =================     =================

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


     In July 1999, NTL Communications Corp., a wholly-owned subsidiary of NTL, acquired Cablelink Limited ("Cablelink") for IR(Pound)535.18 million ((UK Pound)409.8 million). NTL Communications Corp. accounted for the acquisition as a purchase. In December 1999, the Company acquired Cablelink from NTL Communications Corp. for (UK Pound)423.6 million in cash. The Company accounted for the acquisition at historical cost in a manner consistent with a transfer of entities under common control, which is similar to that used in a "pooling of interests." Accordingly, the net assets and results of operations of Cablelink have been included in the consolidated financial statements from July 1999.

     The pro forma unaudited consolidated results of operations for the three months ended March 31, 1999 assuming the consummation of the above mentioned transaction as of January 1, 1999 is as follows (in (UK Pound)000's):

          Total revenue........................................(UK Pound)34,706
          Net loss.............................................         (27,090)

7.   Joint Purchasing Alliance Agreement

     Other assets includes a deposit of (UK Pound)35.9 million which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications plc, a subsidiary of NTL, for combined fixed asset purchases. The Company's original deposit was (UK Pound)51.9 million in March 1999.

8.   Related Party Transactions

     Since the Amalgamation, a subsidiary of NTL Communications Corp. has been providing management, financial, legal and technical services to the Company. Beginning in the fourth quarter of 1999, this subsidiary began charging the Company for these services using an allocation formula based on customers. The Company was charged (UK Pound)2.8 million for the three months ended March 31, 2000, which is included in selling, general and administrative expenses and in the due to affiliates balance. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation method is reasonable.

9.   Contingencies

     The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------    ---------------------------------------------------------------

Overview
--------

NTL (Triangle) LLC (formerly NTL (Bermuda) Limited) (the "Company") is a holding company which holds all of the shares of various companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom ("UK") and Ireland. The Company owns the companies that have franchises for Darlington and Teesside (collectively, "Teesside") and Cambridge Holding Company Limited ("Cambridge") in the UK, and Cablelink Limited ("Cablelink"), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland. The Company previously owned a 50% interest in Cable London PLC ("Cable London") which it sold in November 1999.

Liquidity and Capital Resources
-------------------------------

In November 1995, the Company issued $517.3 million principal amount at maturity of 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures"). Interest accretes on the 2007 Discount Debentures at 11.20% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

The Company will require approximately (UK Pound)115.0 million from April 1, 2000 through December 31, 2000 for capital expenditures net of cash from operations. Management believes that the entire (UK Pound)115.0 million required will be funded through cash on hand, debt or equity from NTL or its subsidiaries and from the Joint Purchasing Alliance Agreement deposit of (UK Pound)35.9 million. Subsidiaries of the Company and Diamond Cable Communications plc, a subsidiary of NTL, entered into this agreement in 1999 for joint fixed asset purchases. The Company's ability to meet its long-term liquidity and capital requirements is contingent upon Cambridge, Teesside and Cablelink's ability to generate positive operating cash flow, or, if necessary, to obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions.

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash provided by (used in) operating activities amounted to (UK Pound)10.2 million and (UK Pound)(189,000) for the three months ended March 31, 2000 and 1999, respectively. The increase in net cash provided by operating activities is due to the increase in the Company's operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)9.4 million and (UK Pound)64.1 million for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, net cash used in investing activities includes purchases of marketable securities of (UK Pound)1.4 million and capital expenditures of (UK Pound)8.1 million. During the three months ended March 31, 1999, net cash used in investing activities includes the Joint Purchasing Alliance Agreement deposit of (UK Pound)51.9 million for combined purchases of fixed assets by NTL affiliates and capital expenditures of (UK Pound)12.1 million.

Net  cash  used  in  financing   activities  was  (UK  Pound)(465,000)  and  (UK
Pound)(814,000)   for  the  three   months   ended  March  31,  2000  and  1999,
respectively, primarily for debt principal payments.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

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

Summarized consolidated financial information for the Company for the three months ended March 31, 2000 and 1999 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                       Three Months Ended
                                                            March 31,                    Increase/(Decrease)
                                                    2000                1999            (UK Pound)          %
                                               ----------------    ----------------  ----------------   ----------
Revenue......................................  (UK Pound)38,677    (UK Pound)23,189  (UK Pound)15,488       66.8%
Operating, selling, general and                          28,409              17,942            10,467       58.3
administrative expenses......................
Depreciation and amortization................            16,753               8,750             8,003       91.5
                                               ----------------    ----------------
Operating loss...............................            (6,485)             (3,503)            2,982       85.1
                                               ----------------    ----------------
Interest expense.............................            (8,137)             (7,646)              491        6.4
Investment income............................               331               1,704            (1,373)     (80.6)
Equity in net loss of affiliate..............                 -              (2,060)           (2,060)        NM
Amalgamation costs...........................                 -                (145)             (145)        NM
Exchange losses and other....................            (6,656)             (7,725)           (1,069)     (13.8)
                                               ----------------    ----------------
Loss before income taxes.....................           (20,947)            (19,375)            1,572        8.1
Income tax benefit...........................               146                   -               146         NM
                                               ----------------    ----------------
Net loss..................................... (UK Pound)(20,801)  (UK Pound)(19,375)  (UK Pound)1,426        7.4%
                                              =================   =================

Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the three months ended March 31, 2000, as compared to the same period in 1999, are attributable to the effects of the acquisition of Cablelink, as well as the continued development of the Company's operations and increased business activity resulting from the growth in the number of subscribers in Cambridge and Teesside. These trends in operations and business activity are expected to continue for the foreseeable future.

Interest expense for the three months ended March 31, 2000 and 1999 was (UK Pound)8.1 million and (UK Pound)7.7 million, respectively, representing an increase of (UK Pound)491,000 from 1999 as compared to the same period in 2000. The increase is primarily attributable to the compounding of interest on the 2007 Discount Debentures, partially offset by the payment of the note payable to Comcast U.K. Holdings, Inc. in September 1999.

Investment income for the three months ended March 31, 2000 and 1999 was (UK Pound)331,000 and (UK Pound)1.7 million, respectively, representing a decrease of (UK Pound)1.4 million from 1999 as compared to the same period in 2000. The decrease is primarily attributable to the termination of the loans to Cable London in November 1999 and to decreases in the average cash balances available for investment in 2000 as compared to the same period in 1999.

Equity in net loss of affiliate for the three months ended March 31, 1999 of (UK Pound)2.1 million was from the Company's 50% ownership interest in Cable London.

The Company incurred costs of (UK Pound)145,000 in 1999 associated with the amalgamation with NTL.

Exchange losses and other for the three months ended March 31, 2000 and 1999 were (UK Pound)6.7 million and (UK Pound)7.7 million, respectively, representing a decrease of (UK Pound)1.0 million from 1999 as compared to the same period in 2000. This decrease primarily resulted from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

Debentures, which are denominated in US dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the provisions of the Private Securities Litigation Reform Act of 1995. When used herein, the words "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others: general economic and business conditions, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

There have not been any material changes in the reported market risks since the end of the most recent fiscal year.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a)  Exhibits:

               3.5 Amended and Restated Operating Agreement of NTL (Triangle) LLC, dated as of April 3, 2000.

               27   Financial Data Schedule

          (b)  Reports on Form 8-K:

               During the quarter ended March 31, 2000, the Company filed a Report on Form 8-K\A dated January 28, 2000 reporting under Item 2, Acquisition or Disposition of Assets, that financial statements of the acquired business, Cablelink Limited and unaudited pro forma financial information for the Registrant, were filed under Item 7.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NTL (TRIANGLE) LLC
                             ---------------------------------------------------
                             (Registrant)
                             By:  NTL Group Limited
                                  Its Sole Managing Member



Date: May 11, 2000           By: /s/ Leigh C. Wood
                             ---------------------------------------------------
                              Leigh C. Wood
                             (Chairman of the Board, Director, and Principal
                             Executive Officer of NTL Group Ltd., the sole
                             managing member) on behalf of registrant



Date: May 11, 2000           By: /s/ David Kelham
                             ---------------------------------------------------
                             David Kelham
                             (Principal Accounting and Financial Officer and
                             Director of NTL Group Ltd., the sole managing
                             member) on behalf of registrant

                                  EXHIBIT INDEX

          2.l     Reorganization Agreement, dated 19 September 1994, among
                  Warburg, Pincus Investors, L.P., Bankers Trust Investments PLC
                  ("Bankers Trust"), Comcast Corporation ("Comcast"), Comcast
                  U.K. Holdings, Inc., ("Holdings"), the Company and UK Cable
                  Partners Limited ("UKCPL"). (1)
          2.2     Agreement and Plan of Amalgamation dated 4 February 1998 among
                  NTL Incorporated, NTL (Bermuda) Limited and the Company, as
                  amended. (7)
          2.3     Deed of Transfer, dated December 13, 1999. (9)
          3(i)    Memorandum of Association of the Company. (2)
          3(ii)   By-laws of the Company. (2)
          3.1     Certificate of Formation, filed with the Delaware Secretary of
                  State on November 12, 1999. (8)
          3.2     Certificate of Amendment, filed with the Delaware Secretary of
                  State on November 18, 1999. (8)
          3.3     Operating Agreement of NTL (Triangle) LLC, dated as of
                  November 14, 1999. (8)
          3.4     Corrected Certificate of Conversion, filed with the Delaware
                  Secretary of State on November 16, 1999. (8)
          3.5     Amended and Restated Operating Agreement of NTL (Triangle)
                  LLC, dated as of April 3, 2000.
          4.l     Form of Certificate for Class A Common Shares, par value (UK
                  Pound)0.01 per share. (2)
          4.2     Indenture dated as of 15 November 1995, between the Company and Bank of Montreal Trust Company, as Trustee, in respect of the Company's 11.20% Senior Discount Debentures Due 2007 (the
                  "2007 Debentures"). (1)
          10.1    Subscription and Contribution Agreement, dated 26 October
                  1992, among Comcast, UKCPL, the Company, Holdings, Comcast
                  Cablevision of Birmingham, Inc. ("Comcast Birmingham") and
                  Comcast Cablevision of London, Inc. (2)
          10.2    Shareholders Agreement, dated 11 December 1992 (the
                  "Shareholders Agreement"), among Holdings, UKCPL, the Company and Comcast. (2)
          10.3    Supplemental Agreement, dated 21 June 1995, among the Company,
                  Comcast Consulting, Comcast, Holdings, Warburg Pincus and UK
                  Consulting to the NewCo Services Agreement, the Delegation
                  Agreement and the Shareholders Agreement. (3)
          10.4    Share Exchange Agreement, dated 4 December 1995, among
                  Singapore Telecom International Pte. Limited, Cambridge Cable,
                  the Company and Holdings. (5)
          10.5    Share Exchange Agreement, dated 5 May 1994, between Avalon
                  Telecommunications L.L.C. and the Company. (2)
          10.6    Agreement dated August 14, 1998 among Telewest Communications plc, Telewest Communications Holding Limited, the Company and
                  NTL Incorporated. (6)
          27      Financial Data Schedule.
          99.1    Consolidated financial statements of Cambridge Holding Company
                  Limited (a United Kingdom corporation in the prematurity
                  stage) and subsidiaries as of and for the years ended December
                  31, 1995 and 1994. (6)
     ---------------
     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96932) declared effective November 9, 1995.
     (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-76160) declared effective September 20, 1994.
     (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 1995 (File No. 0-24792).
     (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed for the quarter ended March 31, 1995 (File No. 0-24792).
     (5) Incorporated by reference to the Company's Current Report on Form 8-K, filed January 22, 1996.
     (6) Incorporated by reference to NTL Incorporated's Current Report on Form 8-K dated August 18, 1998. (File No. 000-22616).
     (7) Incorporated by reference to NTL's Registration Statement on Form S-4 (File No. 333-64727).
     (8) Incorporated by reference to the Company's Current Report on Form 8-K, filed December 9, 1999.
     (9) Incorporated by reference to the Company's Current Report on Form 8-K, filed December 28, 1999.