Form 10-Q
period 2000-06-30
NTL TRIANGLE LLC
filed 2000-08-14
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 2000
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                         Commission File Number 0-24792

                               NTL (TRIANGLE) LLC
--------------------------------------------------------------------------------
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

         Yes  X                                         No
            -----                                          ----

                           --------------------------

As of June 30, 2000, there were 800,000 shares of the Registrant's common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's Common Stock.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION
-------  ---------------------

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 June 30, 2000 (Unaudited) and December 31, 1999...............2

                 Condensed Consolidated Statements of Operations
                 for the Six and Three Months Ended June 30, 2000 and
                 1999 (Unaudited)..............................................3

                 Condensed Consolidated Statement of Shareholder's
                 Equity for the Six Months Ended June 30, 2000 (Unaudited).....4

                 Condensed Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 2000 and 1999 (Unaudited).......5

                 Notes to Condensed Consolidated
                 Financial Statements (Unaudited)..........................6 - 8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............9 - 11

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk..................................................12

PART II. OTHER INFORMATION
-------- -----------------

         Item 6. Exhibits and Reports on Form 8-K.............................12

         SIGNATURES...........................................................13

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                     June 30,               December 31,
                                                                                       2000                    1999
                                                                                ------------------     -------------------
                                                                                    (Unaudited)             (See Note)
                                                                                  (in (UK Pound)000's, except share data)
Assets

Current assets
   Cash and cash equivalents................................................      (UK Pound)41,832        (UK Pound)27,895
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)10,547 (2000) and (UK Pound)9,452 (1999).....................                10,738                  10,170
   Due from affiliate.......................................................                    58                       -
   Other current assets.....................................................                 5,767                   4,240
                                                                                ------------------     -------------------
       Total current assets.................................................                58,395                  42,305

Property and equipment, net.................................................               411,032                 382,078
Intangible assets, net......................................................               412,937                 434,333
Other assets, net...........................................................                33,309                  42,553
                                                                                ------------------     -------------------
                                                                                 (UK Pound)915,673       (UK Pound)901,269
                                                                                ==================     ===================

Liabilities and shareholder's equity

Current liabilities
   Accounts payable and accrued expenses....................................      (UK Pound)46,542        (UK Pound)34,431
   Deferred revenue.........................................................                10,618                  10,572
   Due to affiliates........................................................                32,139                   5,905
   Current portion of long-term debt........................................                   684                     864
                                                                                ------------------     -------------------
     Total current liabilities..............................................                89,983                  51,772

Long-term debt, less current portion........................................               330,937                 293,285

Commitments and contingent liabilities

Deferred income taxes.......................................................                 8,211                   8,237

Shareholder's equity:
   Common membership interests, (UK Pound).01 par value - authorized and
     issued 800,000 shares..................................................                     8                       8
   Additional capital.......................................................               363,966                 363,966
   Accumulated other comprehensive (loss)...................................                   (14)                   (189)
   Retained earnings........................................................               122,582                 184,190
                                                                                ------------------     -------------------
     Total shareholder's equity.............................................               486,542                 547,975
                                                                                ------------------     -------------------
                                                                                 (UK Pound)915,673       (UK Pound)901,269
                                                                                ==================     ===================

Note:  The balance  sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                   Six Months Ended                   Three Months Ended
                                                        June 30,                           June 30,
                                                2000                1999            2000                1999
                                        ------------------  ----------------- -----------------  -----------------
                                                                    (in (UK Pound)000's)

Revenue................................  (UK Pound)77,612    (UK Pound)47,480   (UK Pound)38,935   (UK Pound)24,291
                                        ------------------  -----------------  -----------------  -----------------

Costs and expenses
   Operating...........................            26,968              15,966             13,461              8,193
   Selling, general and administrative.            33,590              20,066             18,688              9,897
   Depreciation and amortization.......            40,092              17,527             23,339              8,777
                                        ------------------  -----------------  -----------------  -----------------
                                                  100,650              53,559             55,488             26,867
                                        ------------------  -----------------  -----------------  -----------------

Operating loss.........................           (23,038)             (6,079)           (16,553)            (2,576)

Other income (expense)
   Interest expense....................           (16,977)            (15,536)            (8,840)            (7,890)
   Investment income...................               798               2,680                467                976
   Equity in net loss of affiliate.....                 -              (3,972)                 -             (1,912)
   Amalgamation costs..................                 -                (145)                 -                  -
   Exchange losses and other...........           (22,466)            (13,721)           (15,810)            (5,996)
                                        ------------------  -----------------  -----------------  -----------------
                                                  (38,645)            (30,694)           (24,183)           (14,822)
                                        ------------------  -----------------  -----------------  -----------------

Loss before income taxes...............           (61,683)            (36,773)           (40,736)           (17,398)
Income tax benefit (provision).........                75                   -                (71)                 -
                                        ------------------  -----------------  -----------------  -----------------

Net loss............................... ((UK Pound)(61,608) (UK Pound)(36,773) (UK Pound)(40,807) (UK Pound)(17,398)
                                        ==================  =================  =================  =================



See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
            --------------------------------------------------------
                                   (Unaudited)
                     (in (UK Pound)000's, except share data)



                                     Common
                                   Membership                                Compre-
                                   Interests             Additional          hensive
                               Shares      Amount          Capital             Loss
                               ------      ------          -------             ----

Balance at December 31, 1999.   800,000 (UK Pound)8   (UK Pound)363,966
  Net loss...................                                           (UK Pound)(61,608)
  Currency translation
    adjustment...............                                                         175
                                                                        -----------------
  Comprehensive loss.........                                           (UK Pound)(61,433)
                              --------  -----------   ----------------- -----------------

Balance at June 30, 2000.....  800,000  (UK Pound)8   (UK Pound)363,966
                              ========  ===========   =================


                               Accumulated
                              Other Compre-
                                 hensive           Retained
                                  Loss             Earnings            Total
                                  ----             --------            -----
Balance at December 31, 1999.(UK Pound)(189)  (UK Pound)184,190 (UK Pound)547,975
  Net loss...................                           (61,608)          (61,608)
  Currency translation
    adjustment...............           175                                   175

  Comprehensive loss.........
                             --------------   ----------------- -----------------

Balance at June 30, 2000..... (UK Pound)(14)  (UK Pound)122,582 (UK Pound)486,542
                             ==============   ================= =================

See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                 June 30,
                                                                                      2000                    1999
                                                                                -----------------      -----------------
                                                                                        (in (UK Pound)000's)
Net cash provided by operating activities................................        (UK Pound)29,213       (UK Pound)16,882
                                                                                -----------------      -----------------

Investing activities
   Purchases of marketable securities....................................                  (2,166)                     -
   Proceeds from sales of marketable securities..........................                   2,199                      -
   Fixed asset deposit with affiliate....................................                       -                (51,915)
   Capital expenditures..................................................                 (14,063)               (28,158)
   Additions to deferred charges.........................................                       -                    (55)
                                                                                -----------------      -----------------

         Net cash used in investing activities...........................                 (14,030)               (80,128)
                                                                                -----------------      -----------------

Financing activities
   Principal payments....................................................                    (915)                (1,209)
   Net transactions with affiliates......................................                       -                    (94)
                                                                                -----------------      -----------------

         Net cash used in financing activities...........................                    (915)                (1,303)

         Effect of exchange rate changes on cash.........................                    (331)                     -
                                                                                -----------------      -----------------

Increase (decrease) in cash and cash equivalents.........................                  13,937                (64,549)

Cash and cash equivalents, beginning of period...........................                  27,895                103,451
                                                                                -----------------      -----------------

Cash and cash equivalents, end of period.................................        (UK Pound)41,832       (UK Pound)38,902
                                                                                =================      =================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest..............................           (UK Pound)177          (UK Pound)357

Supplemental schedule of noncash financing activities
   Capital lease obligations.............................................             (UK Pound)-          (UK Pound)138


See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of NTL (Triangle) LLC (formerly NTL (Bermuda) Limited) (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.   Comprehensive Loss

     Comprehensive loss for the six and three-month periods ended June 30, 2000 and 1999 was (UK Pound)61,433,000, (UK Pound)36,773,000, (UK Pound)
     39,986,000 and (UK Pound)17,398,000, respectively.

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

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   Investment in Cable London

     Summarized financial information for Cable London which was accounted for under the equity method is as follows (in (UK Pound)000's):

                                                                           Six Months               Three Months
                                                                              Ended                     Ended
                                                                          June 30, 1999             June 30, 1999
                                                                        -----------------         ----------------
     Results of operations:
          Service income.........................................       (UK Pound)38,574          (UK Pound)19,582
          Operating, selling, general and administrative expenses                (27,265)                  (13,686)
          Depreciation and amortization..........................                (11,921)                   (6,017)
          Operating loss.........................................                   (612)                     (121)
          Net loss...............................................                 (7,751)                   (3,728)
          Company's equity in net loss...........................                 (3,972)                   (1,912)

5.   Property and Equipment

     Property and equipment consists of (in (UK Pound)000's):

                                                                            June 30,                December 31,
                                                                              2000                      1999
                                                                        -----------------        -----------------
                                                                           (Unaudited)

     Operating equipment                                                (UK Pound)460,900        (UK Pound)436,117
     Other equipment                                                               48,312                   39,523
     Construction in progress                                                      18,535                    4,358
                                                                        -----------------        -----------------
                                                                                  527,747                  479,998
     Accumulated depreciation                                                    (116,715)                 (97,920)
                                                                        -----------------        -----------------
                                                                        (UK Pound)411,032        (UK Pound)382,078
                                                                        =================        =================

6.   Intangible Assets

     Intangible assets consist of (in (UK Pound)000's):

                                                                              June 30,              December 31,
                                                                                2000                    1999
                                                                        -----------------        -----------------
                                                                            (Unaudited)
      Goodwill, net of accumulated amortization of
          (UK Pound)23,458 (2000) and (UK Pound)11,928 (1999).......    (UK Pound)322,441        (UK Pound)333,971
      License acquisition costs, net of accumulated amortization
          of (UK Pound)7,214 (2000) and (UK Pound)3,607 (1999)......               28,854                   32,461
      Customer lists, net of accumulated amortization of
          (UK Pound)5,035 (2000) and (UK Pound)1,616 (1999).........               27,287                   30,706
      Other, net of accumulated amortization of (UK Pound)24,008
          (2000) (UK Pound)21,168 (1999)............................               34,355                   37,195
                                                                        -----------------        -----------------
                                                                        (UK Pound)412,937        (UK Pound)434,333
                                                                        =================        =================

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


     In July 1999, NTL Communications Corp., a wholly-owned subsidiary of NTL, acquired Cablelink Limited ("Cablelink") for IR (Pound) 535.18 million ((UK Pound) 426.5 million). NTL Communications Corp. accounted for the acquisition as a purchase. In December 1999, the Company acquired Cablelink from NTL Communications Corp. for (UK Pound)423.6 million in cash. The Company accounted for the acquisition at historical cost in a manner consistent with a transfer of entities under common control, which is similar to that used in a "pooling of interests." Accordingly, the net assets and results of operations of Cablelink have been included in the consolidated financial statements from July 1999.

     The pro forma unaudited consolidated results of operations for the six months ended June 30, 1999 assuming the consummation of the above mentioned transaction as of January 1, 1999 is as follows (in (UK Pound)000's):

          Total revenue............................     (UK Pound)66,180
          Net loss.................................              (53,429)

7.   Joint Purchasing Alliance Agreement

     Other assets includes a deposit of (UK Pound)32.3 million which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications plc, a subsidiary of NTL, for combined fixed asset purchases. The Company's original deposit was (UK Pound)51.9 million in March 1999.

8.   Related Party Transactions

     Since the Amalgamation, a subsidiary of NTL Communications Corp. has been providing management, financial, legal and technical services to the Company. Beginning in the fourth quarter of 1999, this subsidiary began charging the Company for these services using an allocation formula based on customers. The Company was charged (UK Pound)6.5 million and (UK Pound)3.7 million for the six and three months ended June 30, 2000, which is included in selling, general and administrative expenses and in the due to affiliates balance. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation method is reasonable.

9.   Contingencies

     The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

The  Company  currently  estimates  that  it  will  require   approximately  (UK
Pound)74.3 million from July 1, 2000 through June 30, 2001 for capital expenditures and debt service, net of cash from operations. Management believes that the (UK Pound)74.3 million required will be funded through cash on hand, debt or equity from NTL or its subsidiaries and from the Joint Purchasing Alliance Agreement deposit of (UK Pound)32.3 million. Subsidiaries of the Company and Diamond Cable Communications plc, a subsidiary of NTL, entered into this agreement in 1999 for joint fixed asset purchases. The Company's ability to meet its long-term liquidity and capital requirements is contingent upon Cambridge, Teesside and Cablelink's ability to generate positive operating cash flow, or, if necessary, to obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions.

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash provided by operating activities amounted to (UK Pound)29.2 million and (UK Pound)16.9 million for the six months ended June 30, 2000 and 1999, respectively. The increase in net cash provided by operating activities is due to the increase in the Company's operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)14.0 million and (UK Pound)80.1 million for the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, net cash used in investing activities includes capital expenditures of (UK Pound)14.1 million. During the six months ended June 30, 1999, net cash used in investing activities includes the Joint Purchasing Alliance Agreement deposit of (UK Pound)51.9 million for combined purchases of fixed assets by NTL affiliates and capital expenditures of (UK Pound)28.2 million.

Net cash used in financing activities amounted to (UK Pound)915,000 and (UK Pound)1.3 million for the six months ended June 30, 2000 and 1999, respectively, primarily for debt principal payments.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

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

Summarized consolidated financial information for the Company for the six and three months ended June 30, 2000 and 1999 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                       Six Months Ended
                                                           June 30,                        Increase/(Decrease)
                                                     2000               1999             (UK Pound)          %
                                               ----------------    ----------------   ----------------    ---------
Revenue.....................................   (UK Pound)77,612    (UK Pound)47,480   (UK Pound)30,132       63.5%
Operating, selling, general and
  administrative expenses...................             60,558              36,032             24,526       68.1
Depreciation and amortization...............             40,092              17,527             22,565      128.7
                                               ----------------    ----------------
Operating loss..............................            (23,038)             (6,079)            16,959      279.0
Interest expense............................            (16,977)            (15,536)             1,441        9.3
Investment income...........................                798               2,680             (1,882)     (70.2)
Equity in net loss of affiliate.............                  -              (3,972)            (3,972)    (100.0)
Amalgamation costs..........................                  -                (145)              (145)    (100.0)
Exchange losses and other...................            (22,466)            (13,721)             8,745       63.7
                                               ----------------    ----------------
Loss before income taxes....................            (61,683)            (36,773)            24,910       67.7
Income tax benefit..........................                 75                   -                 75         NM
                                               ----------------    ----------------
Net loss....................................  (UK Pound)(61,608)  (UK Pound)(36,773)  (UK Pound)24,835       67.5%
                                               ================    ================

                                                      Three Months Ended
                                                           June 30,                        Increase/(Decrease)
                                                    2000                1999             (UK Pound)          %
                                               ----------------      ---------------- ----------------    ---------
Revenue.....................................   (UK Pound)38,935    (UK Pound)24,291   (UK Pound)14,644       60.3%
Operating, selling, general and
  administrative expenses...................             32,149              18,090             14,059       77.7
Depreciation and amortization...............             23,339               8,777             14,562      165.9
                                               ----------------    ----------------
Operating loss..............................            (16,553)             (2,576)            13,977      542.6
Interest expense............................             (8,840)             (7,890)               950       12.0
Investment income...........................                467                 976               (509)     (52.2)
Equity in net loss of affiliate.............                  -              (1,912)            (1,912)    (100.0)
Exchange losses and other...................            (15,810)             (5,996)             9,814      163.7
                                               ----------------    ----------------
Loss before income taxes....................            (40,736)            (17,398)            23,338      134.1
Income tax provision........................                (71)                  -                (71)        NM
                                               ----------------    ----------------
Net loss....................................  (UK Pound)(40,807)  (UK Pound)(17,398)  (UK Pound)23,409      134.5%
                                               ================    ================

Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the six and three months ended June 30, 2000, as compared to the same periods in 1999, are attributable to the effects of the acquisition of Cablelink, as well as the continued development of the Company's operations and increased business activity resulting from the growth in the number of subscribers in Cambridge and Teesside. These trends in operations and business activity are expected to continue for the foreseeable future.

Interest expense for the six and three months ended June 30, 2000 and 1999 was (UK Pound)17.0 million, (UK Pound)15.5 million, (UK Pound)8.8 million and (UK Pound)7.9 million, respectively, representing increases of (UK Pound)1.4 million and (UK Pound)950,000, respectively, from 1999 as

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

compared to the same periods in 2000. The increases are primarily attributable to the compounding of interest on the 2007 Discount Debentures, partially offset by the payment of the note payable to Comcast U.K. Holdings, Inc. in September 1999.

Investment income for the six and three months ended June 30, 2000 and 1999 was (UK Pound)798,000, (UK Pound)2.7 million, (UK Pound)467,000 and (UK Pound)976,000, respectively, representing decreases of (UK Pound)1.9 million and (UK Pound)509,000, respectively, from 1999 as compared to the same periods in 2000. The decreases are primarily attributable to the termination of the loans to Cable London in November 1999 and to decreases in the average cash balances available for investment in 2000 as compared to the same periods in 1999.

Equity in net loss of affiliate for the six and three months ended June 30, 1999 of (UK Pound)4.0 million and (UK Pound)1.9 million, respectively, was from the Company's 50% ownership interest in Cable London.

The Company incurred costs of (UK Pound)145,000 in the first quarter of 1999 associated with the amalgamation with NTL.

Exchange losses and other for the six and three months ended June 30, 2000 and 1999 were (UK Pound)22.5 million, (UK Pound)13.7 million, (UK Pound)15.8 million and (UK Pound)6.0 million, respectively, representing increases of (UK Pound)8.7 million and (UK Pound)9.8 million, respectively, from 1999 as compared to the same periods in 2000. The increases primarily resulted from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

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

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

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

          (a)  Exhibits:

               27   Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NTL (TRIANGLE) LLC
                                          --------------------------------------
                                          (Registrant)
                                          By:  NTL Group Limited
                                               Its Sole Managing Member



Date: August 10, 2000                     By: /s/ Leigh C. Wood
                                          --------------------------------------
                                           Leigh C. Wood
                                          (Chairman of the Board, Director, and
                                          Principal Executive Officer of NTL
                                          Group Ltd., the sole managing member)
                                          on behalf of registrant



Date: August 10, 2000                     By: /s/ David Kelham
                                          --------------------------------------
                                          David Kelham
                                          (Principal Accounting and Financial
                                          Officer and Director of NTL Group
                                          Ltd., the sole managing member) on
                                          behalf of registrant