Form 10-Q
period 2000-09-30
NTL TRIANGLE LLC
filed 2000-11-14
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 2000
                                       OR

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

         Yes  X                                         No
            -----                                           -----
                           --------------------------

As of September 30, 2000, there were 800,000 shares of the Registrant's common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's Common Stock. The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION
------- ---------------------

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of
                September 30, 2000 (Unaudited) and December 31, 1999...........2

                Condensed Consolidated Statements of Operations
                for the Nine and Three Months Ended September 30, 2000 and
                1999 (Unaudited)...............................................3

                Condensed Consolidated Statement of Shareholder's Equity
                for the Nine Months Ended September 30, 2000 (Unaudited).......4

                Condensed Consolidated Statements of Cash Flows for
                the Nine Months Ended September 30, 2000 and 1999
                (Unaudited)....................................................5

                Notes to Condensed Consolidated Financial Statements
                (Unaudited)................................................6 - 8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............9 - 11

PART II. OTHER INFORMATION
-------- -----------------

        Item 6. Exhibits and Reports on Form 8-K..............................12

        SIGNATURES............................................................13

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

PART I.    FINANCIAL INFORMATION
-------    ---------------------
ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                 September 30,         December 31,
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
                                                                                   (Unaudited)           (See Note)
                                                                                (in (UK Pound)000's, except share data)
Assets

Current assets
   Cash and cash equivalents................................................     (UK Pound)12,764     (UK Pound)27,895
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)8,160 (2000) and (UK Pound)9,452 (1999)......................               12,518               10,170
   Due from affiliate.......................................................                   78                    -
   Other current assets.....................................................               11,992                4,240
                                                                                -----------------    -----------------
       Total current assets.................................................               37,352               42,305

Property and equipment, net.................................................              438,854              382,078
Intangible assets, net......................................................              402,330              434,333
Other assets, net...........................................................               25,926               42,553
                                                                                -----------------    -----------------
                                                                                (UK Pound)904,462    (UK Pound)901,269
                                                                                =================    =================

Liabilities and shareholder's equity

Current liabilities
   Accounts payable and accrued expenses....................................     (UK Pound)54,720     (UK Pound)34,431
   Deferred revenue.........................................................               11,190               10,572
   Due to affiliates........................................................               22,983                5,905
   Current portion of long-term debt........................................                  811                  864
                                                                                -----------------    -----------------
     Total current liabilities..............................................               89,704               51,772

Long-term debt, less current portion........................................              348,129              293,285

Commitments and contingent liabilities

Deferred income taxes.......................................................                7,554                8,237

Minority interest...........................................................               15,160                    -

Shareholder's equity:
   Common membership interests, (UK Pound).01 par value - authorized and
     issued 800,000 shares..................................................                    8                    8
   Additional capital.......................................................              363,966              363,966
   Accumulated other comprehensive (loss)...................................               (1,473)                (189)
   Retained earnings........................................................               81,414              184,190
                                                                                -----------------    -----------------
     Total shareholder's equity.............................................              443,915              547,975
                                                                                -----------------    -----------------
                                                                                (UK Pound)904,462    (UK Pound)901,269
                                                                                =================    =================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                      Nine Months Ended                      Three Months Ended
                                                        September 30,                           September 30,
                                                 2000                  1999               2000                  1999
                                          ------------------     -----------------  -----------------    ----------------
                                                                     (in (UK Pound)000's)
Revenue.............................       (UK Pound)117,291      (UK Pound)80,822  (UK Pound)39,679    (UK Pound)33,342
                                          ------------------     -----------------  -----------------    ----------------

Costs and expenses
   Operating........................                  45,409                29,513            18,441              13,547
   Selling, general and administrative                56,085                30,712            22,495              10,646
   Depreciation and amortization....                  62,692                37,255            22,600              19,728
                                          ------------------     -----------------  -----------------    ----------------
                                                     164,186                97,480            63,536              43,921
                                          ------------------     -----------------  -----------------    ----------------

Operating loss......................                 (46,895)              (16,658)          (23,857)            (10,579)

Other income (expense)
   Interest expense.................                 (26,271)              (23,650)           (9,294)             (8,114)
   Investment income................                   1,234                 3,583               436                 903
   Equity in net loss of affiliate..                       -                (5,573)                -              (1,601)
   Amalgamation costs...............                       -                  (145)                -                   -
   Exchange (losses) gains and other..               (31,444)               (3,462)           (8,978)             10,259
                                          ------------------     -----------------  -----------------    ----------------
                                                     (56,481)              (29,247)          (17,836)              1,447
                                          ------------------     -----------------  -----------------    ----------------

Loss before income taxes............                (103,376)              (45,905)          (41,693)             (9,132)
Income tax benefit (provision)......                     600                   (92)              525                 (92)
                                          ------------------     -----------------  -----------------    ----------------

Net loss............................      (UK Pound)(102,776)    (UK Pound)(45,997) (UK Pound)(41,168)   (UK Pound)(9,224)
                                          ==================     =================  =================    ================

See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
            --------------------------------------------------------
                                   (Unaudited)
                              (in (UK Pound)000's)


                                          Common
                                         Membership
                                         Interests            Additional         Comprehensive
                                    Shares       Amount         Capital               Loss
                                   --------    -----------  -----------------   ------------------
Balance at December 31, 1999.       800,000    (UK Pound)8  (UK Pound)363,966
      Net loss...............                                                   (UK Pound)(102,776)
      Currency translation
        adjustment...........                                                               (1,284)
                                                                                ------------------
      Comprehensive loss...                                                     (UK Pound)(104,060)
                                   --------    -----------  -----------------   ------------------
Balance at September 30, 2000       800,000    (UK Pound)8  (UK Pound)363,966
                                   ========    ===========  =================


                                     Accumulated
                                     Other Compre-
                                        hensive           Retained
                                         Loss             Earnings             Total
                                     --------------   -----------------  -----------------
Balance at December 31, 1999.        (UK Pound)(189)  (UK Pound)184,190  (UK Pound)547,975
      Net loss...............                                  (102,776)          (102,776)
      Currency translation
        adjustment...........                (1,284)                                (1,284)

      Comprehensive loss...
                                     --------------   -----------------  -----------------
Balance at September 30, 2000      (UK Pound)(1,473)   (UK Pound)81,414  (UK Pound)443,915
                                   ================   =================  =================

See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                        2000                  1999
                                                                                 -----------------      ----------------
                                                                                          (in (UK Pound)000's)
Net cash provided by operating activities................................         (UK Pound)41,399      (UK Pound)21,605
                                                                                 -----------------      ----------------

Investing activities
   Cash of subsidiary at acquisition.....................................                        -                 1,536
   Purchases of marketable securities....................................                   (2,166)                    -
   Proceeds from sales of marketable securities..........................                    2,199                     -
   Fixed asset deposit with affiliate....................................                        -               (51,915)
   Capital expenditures..................................................                  (70,514)              (39,099)
   Additions to deferred charges.........................................                        -                   (54)
                                                                                 ------------------     -----------------

         Net cash used in investing activities...........................                  (70,481)              (89,532)
                                                                                 ------------------     -----------------

Financing activities
   Proceeds from investment in subsidiary................................                   15,560                     -
   Principal payments....................................................                   (1,223)              (14,711)
                                                                                 ------------------     -----------------

         Net cash provided by (used in) financing activities.............                   14,337               (14,711)

         Effect of exchange rate changes on cash.........................                     (386)                  (21)
                                                                                 ------------------     -----------------

(Decrease) in cash and cash equivalents..................................                  (15,131)              (82,659)

Cash and cash equivalents, beginning of period...........................                   27,895               103,451
                                                                                 ------------------     -----------------

Cash and cash equivalents, end of period.................................         (UK Pound)12,764      (UK Pound)20,792
                                                                                 =================      ================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest..............................            (UK Pound)177         (UK Pound)573

Supplemental schedule of noncash financing activities
   Capital lease obligations.............................................              (UK Pound)-         (UK Pound)138

See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of NTL (Triangle) LLC (formerly NTL (Bermuda) Limited) (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is required to be adopted by the Company effective January 1, 2001. Upon the adoption of SFAS No. 133, all derivative instruments are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

2.   Comprehensive Loss

     The Company's comprehensive loss for the nine months ended September 30, 2000 and 1999 was (UK Pound)104,060,000 and (UK Pound)45,997,000,
     respectively. The Company's comprehensive loss for the three months ended September 30, 2000 and 1999 was (UK Pound)42,627,000 and (UK Pound)9,224,000, respectively.

3.   Amalgamation with NTL

     On October 29, 1998, NTL Incorporated ("NTL"), NTL (Bermuda) Limited, a wholly owned subsidiary of NTL, and Comcast UK Cable Partners Limited ("Partners") consummated a transaction (the "Amalgamation"), whereby NTL (Bermuda) Limited merged with Partners.

     Pursuant to then existing arrangements between Partners and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London PLC ("Cable London") and Birmingham Cable Corporation Limited ("Birmingham Cable"), Telewest had certain rights to acquire either or both of Partner's interests in these systems as a result of the Amalgamation. On August 14, 1998, Partners and NTL entered into an agreement (the "Telewest Agreement") with Telewest relating to Partner's ownership interests in Birmingham Cable, Partner's and Telewest's respective ownership interests in Cable London and certain other related matters. Pursuant to the Telewest Agreement, in October 1998, Partners sold its 27.5% ownership interest in Birmingham Cable to Telewest for (UK Pound)125.0 million, plus (UK Pound)5.0 million for certain subordinated debt and fees. Additionally, in November 1999, the Company sold its 50% ownership interest in Cable London to Telewest for (UK Pound)428.0 million in cash.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   Investment in Cable London

     Summarized financial information for Cable London which was accounted for under the equity method is as follows (in (UK Pound)000's):

                                                                            Nine Months           Three Months
                                                                               Ended                  Ended
                                                                         September 30, 1999    September 30, 1999
                                                                         -------------------   --------------------
     Results of operations:
          Service income...............................................   (UK Pound)58,702       (UK Pound)20,128
          Operating, selling, general and administrative expenses......            (40,844)               (13,579)
          Depreciation and amortization................................            (17,844)                (5,923)
          Operating income.............................................                 14                    626
          Net loss.....................................................            (10,854)                (3,103)
          Company's equity in net loss.................................             (5,573)                (1,601)

5.   Property and Equipment

     Property and equipment consist of (in (UK Pound)000's):

                                                                              September 30,         December 31,
                                                                                   2000                 1999
                                                                             -----------------   -----------------
                                                                                (Unaudited)
     Operating equipment................................................     (UK Pound)478,585   (UK Pound)436,117
     Other equipment....................................................                54,670              39,523
     Construction in progress...........................................                33,714               4,358
                                                                             -----------------   -----------------
                                                                                       566,969             479,998
     Accumulated depreciation...........................................              (128,115)            (97,920)
                                                                             -----------------   -----------------
                                                                             (UK Pound)438,854   (UK Pound)382,078
                                                                             =================   =================

6.   Intangible Assets

     Intangible assets consist of (in (UK Pound)000's):

                                                                              September 30,         December 31,
                                                                                   2000                 1999
                                                                             -----------------   -----------------
                                                                               (Unaudited)
      Goodwill, net of accumulated amortization of
          (UK Pound)29,223 (2000) and (UK Pound)11,928 (1999)............    (UK Pound)316,676   (UK Pound)333,971
      License acquisition costs, net of accumulated amortization
          of (UK Pound)9,017 (2000) and (UK Pound)3,607 (1999)...........               27,051              32,461
      Customer lists, net of accumulated amortization of
          (UK Pound)6,654 (2000) and (UK Pound)1,616 (1999)..............               25,668              30,706
      Other, net of accumulated amortization of (UK Pound)25,428 (2000)
          (UK Pound)21,168 (1999)........................................               32,935              37,195
                                                                             -----------------   -----------------
                                                                              (UK Pound)402,330  (UK Pound)434,333
                                                                             =================   =================

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


     In July 1999, NTL Communications Corp., a wholly-owned subsidiary of NTL, acquired Cablelink Limited ("Cablelink") for IR(UK Pound)535.18 million ((UK Pound)405.7 million). NTL Communications Corp. accounted for the acquisition as a purchase. In December 1999, the Company acquired Cablelink from NTL Communications Corp. for (UK Pound)423.6 million in cash. The Company accounted for the acquisition at historical cost in a manner consistent with a transfer of entities under common control, which is similar to that used in a "pooling of interests." Accordingly, the net assets and results of operations of Cablelink have been included in the consolidated financial statements from July 1999.

     The pro forma unaudited consolidated results of operations for the nine months ended September 30, 1999 assuming the consummation of the above mentioned transaction as of January 1, 1999 is as follows (in (UK Pound)000's):

          Total revenue................................    (UK Pound)96,995
          Net loss.....................................             (62,383)

7.   Joint Purchasing Alliance Agreement

     Other assets includes a deposit of (UK Pound)25.6 million which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications Limited, a subsidiary of NTL, for combined fixed asset purchases. The Company's original deposit was (UK Pound)51.9 million in March 1999.

8.   Related Party Transactions

     Since the Amalgamation, a subsidiary of NTL Communications Corp. has been providing management, financial, legal and technical services to the Company. Beginning in the fourth quarter of 1999, this subsidiary began charging the Company for these services using an allocation formula based on customers. The Company was charged (UK Pound)16.6 million and (UK Pound)10.1 million for the nine and three months ended September 30, 2000, which is included in selling, general and administrative expenses and in the due to affiliates balance. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation method is reasonable.

9.   Contingencies

     The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
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

The Company currently estimates that it will require approximately (UK Pound)75.6 million from October 1, 2000 through September 30, 2001 for capital expenditures and debt service, net of cash from operations. Management expects that the (UK Pound)75.6 million required will be funded through cash on hand, debt or equity from NTL or its subsidiaries and from the Joint Purchasing Alliance Agreement deposit of (UK Pound)25.6 million. Subsidiaries of the Company and Diamond Cable Communications Limited, a subsidiary of NTL, entered into this agreement in 1999 for joint fixed asset purchases. The Company's ability to meet its long-term liquidity and capital requirements is contingent upon Cambridge, Teesside and Cablelink's ability to generate positive operating cash flow, or, if necessary, to obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions.

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash provided by operating activities amounted to (UK Pound)41.4 million and (UK Pound)21.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash provided by operating activities is primarily due to the changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)70.5 million and (UK Pound)89.5 million for the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, net cash used in investing activities includes capital expenditures of (UK Pound)70.5 million. During the nine months ended September 30, 1999, net cash used in investing activities includes the Joint Purchasing Alliance Agreement deposit of (UK Pound)51.9 million for combined purchases of fixed assets by NTL affiliates and capital expenditures of (UK Pound)39.1 million.

Net cash provided by financing activities amounted to (UK Pound)14.3 million for the nine months ended September 30, 2000 which includes (UK Pound)15.6 million in cash received by Cablelink from a subsidiary of NTL net of (UK Pound)1.2 million for debt principal payments. Net cash used in financing activities of (UK Pound)14.7 million for the nine months ended September 30, 1999 includes debt principal payments of (UK Pound)1.6 million and the repayment at maturity of the (UK Pound)13.1 million due under the note payable to Comcast U. K. Holdings, Inc.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

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

Summarized consolidated financial information for the Company for the nine and three months ended September 30, 2000 and 1999 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                      Nine Months Ended
                                                         September 30,                  Increase/(Decrease)
                                                  2000                  1999           (UK Pound)        %
                                              ------------------   ---------------- ---------------- --------
Revenue.....................................   (UK Pound)117,291   (UK Pound)80,822 (UK Pound)36,469     45.1%
Operating, selling, general and
  administrative expenses...................             101,494             60,225           41,269     68.5
Depreciation and amortization...............              62,692             37,255           25,437     68.3
                                              ------------------    ---------------
Operating loss..............................             (46,895)           (16,658)          30,237    181.5
Interest expense............................             (26,271)           (23,650)           2,621     11.1
Investment income...........................               1,234              3,583           (2,349)   (65.6)
Equity in net loss of affiliate.............                   -             (5,573)          (5,573)  (100.0)
Amalgamation costs..........................                   -               (145)            (145)  (100.0)
Exchange losses and other...................             (31,444)            (3,462)          27,982    808.3
                                              ------------------    ---------------
Loss before income taxes....................            (103,376)           (45,905)          57,471    125.2
Income tax provision........................                 600                (92)             692    752.2
                                              ------------------    ---------------
Net loss....................................  (UK Pound)(102,776) (UK Pound)(45,997)          56,779    123.4%
                                              ==================  =================

                                                     Three Months Ended
                                                       September 30,                   Increase/(Decrease)
                                                 2000                   1999           (UK Pound)        %
                                              ------------------   ---------------- ---------------- --------
Revenue.....................................    (UK Pound)39,679   (UK Pound)33,342  (UK Pound)6,337     19.0%
Operating, selling, general and
  administrative expenses...................              40,936             24,193           16,743     69.2
Depreciation and amortization...............              22,600             19,728            2,872     14.6
                                              ------------------    ---------------
Operating loss..............................             (23,857)           (10,579)          13,278    125.5
Interest expense............................              (9,294)            (8,114)           1,180     14.5
Investment income...........................                 436                903             (467)   (51.7)
Equity in net loss of affiliate.............                   -             (1,601)          (1,601)  (100.0)
Exchange (losses) gains and other...........              (8,978)            10,259          (19,237)  (187.5)
                                              ------------------    ---------------
Loss before income taxes....................             (41,693)            (9,132)          32,561    356.6
Income tax provision........................                 525                (92)             617    670.7
                                              ------------------    ---------------
Net loss....................................   (UK Pound)(41,168)  (UK Pound)(9,224)          31,944    346.3%
                                              ==================  =================

Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the nine and three months ended September 30, 2000, as compared to the same periods in 1999, are attributable to the effects of the acquisition of Cablelink, as well as the continued development of the Company's operations and increased business activity resulting from the growth in the number of subscribers in Cambridge and Teesside. These trends in operations and business activity are expected to continue for the foreseeable future.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

Beginning in the fourth quarter of 1999, a subsidiary of NTL Communications Corp. began charging the Company for management, financial, legal and technical services it provides to the Company. These charges were (UK Pound)16.6 million and (UK Pound)10.1 million for the nine and three months ended September 30, 2000, respectively, which are included in selling, general and administrative expenses.

Beginning in the third quarter of 2000, certain costs previously classified as selling, general and administrative expenses were re-classified as operating costs in order to be consistent with the other NTL companies. The Company is not currently able to reclassify prior years in the same manner. In the nine months ended September 30, 2000, this movement resulted in an increase in operating costs of (UK Pound)5.7 million and a decrease in selling, general and administrative expenses of (UK Pound)5.7 million.

Interest expense for the nine and three months ended September 30, 2000 and 1999 was (UK Pound)26.3 million, (UK Pound)23.7 million, (UK Pound)9.3 million and (UK Pound)8.1 million, respectively, representing increases of (UK Pound)2.6 million and (UK Pound)1.2 million, respectively, from 1999 as compared to the same periods in 2000. The increases are primarily attributable to the compounding of interest on the 2007 Discount Debentures, partially offset by the payment of the note payable to Comcast U.K. Holdings, Inc. in September 1999.

Investment income for the nine and three months ended September 30, 2000 and 1999 was (UK Pound)1.2 million, (UK Pound)3.6 million, (UK Pound)436,000 and (UK Pound)903,000, respectively, representing decreases of (UK Pound)2.3 million and (UK Pound)467,000, respectively, from 1999 as compared to the same periods in 2000. The decreases are primarily attributable to the termination of the loans to Cable London in November 1999 and to decreases in the average cash balances available for investment in 2000 as compared to the same periods in 1999.

Equity in net loss of affiliate for the nine and three months ended September 30, 1999 of (UK Pound)5.6 million and (UK Pound)1.6 million, respectively, was from the Company's 50% ownership interest in Cable London.

The Company incurred costs of (UK Pound)145,000 in the first quarter of 1999 associated with the amalgamation with NTL.

Exchange (losses) gains and other for the nine and three months ended September 30, 2000 and 1999 were (UK Pound)(31.4) million, (UK Pound)(3.5) million, (UK Pound)(9.0) million and (UK Pound)10.3 million, respectively, representing increases of (UK Pound)28.0 million and (UK Pound)19.2 million, respectively, from 1999 as compared to the same periods in 2000. The increases primarily resulted from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

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

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a)  Exhibits:

               27       Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NTL (TRIANGLE) LLC
                                            ------------------------------------
                                            (Registrant)
                                            By:  NTL Group Limited
                                                 Its Sole Managing Member



Date: November 13, 2000                     By: /s/ Leigh C. Wood
                                            ------------------------------------
                                             Leigh C. Wood
                                            (Chairman of the Board, Director,
                                            and Principal Executive Officer of
                                            NTL Group Ltd., the sole managing
                                            member) on behalf of registrant



Date: November 13, 2000                     By: /s/ David W. Kelham
                                            ------------------------------------
                                            David W. Kelham
                                            (Principal Accounting and Financial
                                            Officer and Director of NTL Group
                                            Ltd., the sole managing member) on
                                            behalf of registrant