Form 10-K
period 2000-12-31
NTL TRIANGLE LLC
filed 2001-03-30
CIK 919957

================================================================================

                                    FORM 10-K
                        --------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
      (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED

                        DECEMBER 31, 2000
                               OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         Commission file number 0-24792

                               NTL (TRIANGLE) LLC
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-4086747
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                              110 East 59th Street
                               New York, NY 10022
                                 (212) 906-8440
                   (Address, including zip code, and telephone
    number, including area code, of Registrant's principal executive offices)

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
                  Yes  X                              No
                     ----                                ----

                           --------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [ X ]

                           --------------------------

As of March 26, 2001, there were 800,000 shares of the Registrant's common stock outstanding. The Registrant is an indirect, wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant's common stock.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instructions I(2)(b) and I(2)(c).
                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                           --------------------------


================================================================================

                               NTL (TRIANGLE) LLC
                               ------------------
                          2000 FORM 10-K ANNUAL REPORT
                          ----------------------------
                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------
Item 1    Business........................................................... 1

Item 2    Properties......................................................... 1

Item 3    Legal Proceedings.................................................. 1

Item 4    Submission of Matters to a Vote of Security Holders................ 1


                                     PART II
                                     -------

Item 5    Market for the Registrant's Common Equity and
          Related Shareholder Matters ....................................... 1

Item 6    Selected Financial and Other Data.................................. 2

Item 7    Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 3

Item 7A   Quantitative and Qualitative Disclosures About Market Risk......... 5

Item 8    Financial Statements and Supplementary Data........................ 7

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................23

                                    PART III
                                    --------

Item 10   Directors and Executive Officers of the Registrant.................23

Item 11   Executive Compensation.............................................23

Item 12   Security Ownership of Certain Beneficial Owners and Management.....23

Item 13   Certain Relationships and Related Transactions.....................23

                                     PART IV
                                     -------

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K....24

SIGNATURES...................................................................26

This Annual Report on Form 10-K for the year ended December 31, 2000, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

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

In July 1999, NTL Communications Corp., an indirect wholly-owned subsidiary of NTL Incorporated ("NTL"), acquired Cablelink for (IR Pound)535.18 million ((UK Pound)421.9 million). In December 1999, NTL Communications Corp. sold its 100% interest in Cablelink to the Company for (UK Pound)423.6 million in cash. This transaction was accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests." Accordingly, the Company's financial statements include the results of Cablelink from July 1999.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II
                                     -------

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
------    -----------------------------------------------------------------
          MATTERS
          -------

The Company is an indirect wholly-owned subsidiary of NTL Incorporated.

ITEM 6    SELECTED FINANCIAL AND OTHER DATA
------    ---------------------------------

The following table sets forth certain financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The information has been derived from and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II Item 8 of this Form 10-K.


                                                                      Year Ended December 31,
                                                  2000               1999               1998              1997             1996
                                                  ----               ----               ----              ----             ----
                                                  (1)               (1)(2)               (3)                                (4)
                                                                               (In thousands)
Statement of Operations Data:
Service income....................... (UK Pound)160,734   (UK Pound)118,963   (UK Pound)77,649  (UK Pound)55,603  (UK Pound)31,358
Consulting fee income................                 -                   -                938             1,059             1,070
Operating loss.......................           (80,556)            (35,999)           (15,567)          (22,604)          (24,553)
Equity in net losses of affiliates...                 -              (6,801)           (19,696)          (21,359)          (18,432)
(Loss) income before
  extraordinary item.................          (139,424)            329,465             43,205           (67,356)          (40,575)
Extraordinary item...................                 -                   -             (1,107)                -                 -
Net (loss) income....................          (139,424)            329,465             42,098           (67,356)          (40,575)



Balance Sheet Data:
At year end:
   Total assets...................... (UK Pound)920,605   (UK Pound)901,269  (UK Pound)514,802 (UK Pound)445,854 (UK Pound)484,370
   Long-term debt including loans
         from affiliates.............           374,310             293,285            259,104           247,970           216,027
   Contributed capital...............           394,115             363,974            359,057           359,049           359,049
   Retained earnings
         (accumulated deficit).......            44,766             184,190           (145,275)         (187,373)         (120,017)

Notes to Selected Financial and Other Data

(1) Beginning in the fourth quarter of 1999, an NTL subsidiary began charging the Company a fee for shared services. The Company was charged (UK Pound)26.3 million and (UK Pound)2.9 million in 2000 and 1999, respectively.
(2) In 1999, the Company sold its 50.0% ownership interest in Cable London to Telewest Communications plc for (UK Pound)428.0 million and recognized a gain on the sale of (UK Pound)404.8 million. In addition, the results of operations and financial position include Cablelink beginning July 1999.
(3) In 1998, the Company sold its 27.5% ownership interest in Birmingham Cable Corporation Limited to Telewest Communications plc for (UK
         Pound)130.0 million and recognized a gain on the sale of (UK Pound)110.5 million.
(4) As a result of an acquisition, the Company consolidated the financial position and results of operations of Cambridge beginning on March 31, 1996.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Liquidity and Capital Resources
-------------------------------

In November 1995, the Company issued $517.3 million principal amount at maturity of 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures"). Interest accreted on the 2007 Discount Debentures at 11.20% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

The Company currently estimates that it will require approximately (UK Pound)113.0 million in 2001 for capital expenditures and debt service, net of cash from operations. Management believes that the entire (UK Pound)113.0 million required will be funded through cash on hand, debt or equity from NTL or its subsidiaries and from the Joint Purchasing Alliance Agreement deposit of (UK Pound)21.3 million. Subsidiaries of the Company and Diamond Cable Communications plc, a subsidiary of NTL, entered into this agreement in 1999 for joint fixed asset purchases. The Company's ability to meet its long-term liquidity and capital requirements is contingent upon Cambridge, Teesside and Cablelink's ability to generate positive operating cash flow, or, if necessary, to obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions.

Consolidated Statement of Cash Flows
------------------------------------

Net cash provided by operating activities amounted to (UK Pound)19.7 million, (UK Pound)43.1 million and (UK Pound)11.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The change in net cash provided by operating activities in 2000 as compared to 1999 and in 1999 as compared to 1998 is primarily due to the change in the Company's operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements.

Net cash (used in) provided by investing activities was (UK Pound)(96.2) million, (UK Pound)(103.3) million and (UK Pound)62.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash used in investing activities in 2000 includes capital expenditures of (UK Pound)96.2 million. Net cash used in investing activities in 1999 includes the Joint Purchasing
Agreement deposit of (UK Pound)51.9 million for combined purchases of fixed assets by NTL affiliates, capital expenditures of (UK Pound)57.2 million and the net acquisition costs of Cablelink of (UK Pound)422.1 million, offset by the proceeds from the sale of Cable London of (UK Pound)428.0 million. Net cash provided by investing activities in 1998 includes the proceeds from the sale of Birmingham Cable of (UK Pound)130.0 million, offset by capital expenditures of (UK Pound)61.8 million.

Net cash provided by (used in) financing activities was (UK Pound)53.5 million, (UK Pound)(15.2) million and (UK Pound)(7.4) million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash provided by financing activities in 2000 includes contributions from NTL Group Limited of (UK Pound)30.1 million and loans from affiliates of (UK Pound)24.8 million. Net cash used in financing activities in 1999 includes the repayment of the Company's 9% Subordinated Notes payable to Comcast UK Holdings, Inc. of (UK Pound)13.1 million. Net cash used in financing activities in 1998 includes the proceeds, net of financing costs, provided under the Company's credit facility of (UK Pound)98.5 million offset by the repayment of such credit facility of (UK Pound)102.0 million.

Results of Operations
---------------------

In December 1999, Cablelink was acquired by the Company from NTL Communications Corp. This transaction was accounted for at historical cost in a manner consistent with a transfer of entities under common control, which is similar to that used in a "pooling of interests." Accordingly, the Company consolidated the results of operations of Cablelink from July 1999, the date it was originally acquired by NTL Communications Corp. The results of Cablelink are not included in the 1998 results.

Summarized consolidated financial information for the Company for the three years ended December 31, 2000 is as follows (in thousands, "NM" denotes percentage is not meaningful):

                                                              Year Ended
                                                             December 31,                          Increase/(Decrease)
                                                        2000               1999                  (UK Pound)           %
                                                        ----               ----                  ----------         ----
Revenues.......................................   (UK Pound)160,734   (UK Pound)118,963     (UK Pound)41,771        35.1%
Operating, selling, general
  and administrative expenses..................             145,532              91,392               54,140        59.2
Other charges..................................               8,543                   -                8,543          NM
Depreciation and amortization..................              87,215              63,570               23,645        37.2
                                                 ------------------    ----------------
Operating loss.................................             (80,556)            (35,999)             (44,557)     (123.8)
                                                 ------------------    ----------------
Interest expense...............................              36,251              31,542                4,709        14.9
Interest expense to affiliate..................                 199                   -                  199          NM
Investment income..............................              (1,510)             (5,429)              (3,919)      (72.2)
Equity in net losses of affiliates.............                   -               6,801               (6,801)     (100.0)
Gain on sale of investments....................                   -            (404,750)            (404,750)     (100.0)
Amalgamation costs.............................                   -                 145                 (145)     (100.0)
Exchange losses and other......................              27,588               7,584               20,004       263.8
                                                 ------------------    ----------------
Income before income taxes.....................            (143,084)            328,108             (471,192)     (143.6)
Income tax benefit.............................               3,660               1,357                2,303       169.7
                                                 ------------------    ----------------
Net (loss) income..............................  (UK Pound)(139,424)  (UK Pound)329,465   (UK Pound)(468,889)     (142.3)
                                                 ==================    ================

                                                              Year Ended
                                                             December 31,                          Increase/(Decrease)
                                                        1999               1998                  (UK Pound)           %
                                                        ----               ----                  ----------         ----
Revenues.......................................   (UK Pound)118,963    (UK Pound)78,587     (UK Pound)40,376        51.4%
Operating, selling, general
  and administrative expenses..................              91,392              62,969               28,423        45.1
Depreciation and amortization..................              63,570              31,185               32,385       103.8
                                                 ------------------    ----------------
Operating loss.................................             (35,999)            (15,567)             (20,432)     (131.3)
                                                 ------------------    ----------------
Interest expense...............................              31,542              34,898               (3,356)       (9.6)
Investment income..............................              (5,429)             (9,054)              (3,625)       40.0
Equity in net losses of affiliates.............               6,801              19,696              (12,895)      (65.5)
Gain on sale of investments....................            (404,750)           (110,497)             294,253       266.3
Amalgamation costs.............................                 145               4,095               (3,950)      (96.5)
Exchange losses and other......................               7,584               2,090                5,494       262.9
                                                 ------------------    ----------------
Income before income taxes
  and extraordinary item.......................             328,108              43,205              284,903       659.4
Income tax benefit.............................               1,357                   -                1,357          NM
                                                 ------------------    ----------------
Income before extraordinary item...............             329,465              43,205              286,260       662.6
Loss from early extinguishment of debt.........                   -              (1,107)               1,107       100.0
                                                 ------------------    ----------------
Net income.....................................   (UK Pound)329,465    (UK Pound)42,098   (UK Pound)287,367       682.6
                                                 ==================    ================


Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from 1999 to 2000 and from 1998 to 1999 are attributable to the effects of the acquisition of Cablelink, as well as the continued development of the Company's operations and increased business activity resulting from the growth in number of subscribers in Cambridge, Teesside and Cablelink.

Operating costs were (UK Pound)65.8 million, (UK Pound)47.0 million and (UK Pound)29.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Operating costs as a percentage of service income was 41.0%, 39.5% and 38.0% for 2000, 1999 and 1998, respectively.

Selling, general and administrative expenses were (UK Pound)79.7 million, (UK Pound)44.4 million and (UK Pound)33.5 million in December 31, 2000, 1999 and 1998, respectively. Beginning in the fourth quarter of 1999, a subsidiary of NTL Communications Corp. began charging the Company for management, financial, legal and technical services it provides to the Company. These charges were (UK Pound)26.3 million and (UK Pound)2.9 million in 2000 and 1999, respectively. Included in the 1998 expenses are management fees charged by the Company's former parent and a former affiliate of (UK Pound)2.4 million. After adjusting for these charges, selling, general and administrative expenses as a percentage of service income was 33.2%, 34.8% and 40.0% for 2000, 1999 and 1998, respectively.

In 2001, the Company intends to drive the majority of revenue growth from increases in the average revenue per customer rather than through the addition of new customers. This allows the Company to maintain revenue targets, has lower capital requirements due to fewer installs, and drives higher operating income due to the reduction in front-loaded costs such as customer acquisition costs and initial maintenance costs.

Other charges in 2000 are for restructuring costs of (UK Pound)8.5 million related to an announcement in November 2000 of the completion of a consolidation review. The restructuring provision includes employee severance and related costs of (UK Pound)5.6 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)2.9 million. As of December 31, 2000, approximately 15 of the employees had been terminated. None of the provision had been utilized through December 31, 2000.

Interest expense for the years ended December 31, 2000, 1999 and 1998 was (UK Pound)36.3 million, (UK Pound)31.5 million and (UK Pound)34.9 million, respectively, representing an increase of (UK Pound)4.7 million from 1999 to 2000 and a decrease of (UK Pound)3.4 million from 1998 to 1999. The increase from 1999 to 2000 is primarily attributable to the compounding of interest on the 2007 Discount Debentures partially offset by the repayment of the note payable to Comcast U.K. Holdings, Inc. in September 1999. The decrease from 1998 to 1999 is attributable to the repayment of the note payable to Comcast U.K. Holdings, Inc. in September 1999 and the repayment of the bank credit facility in October 1998.

In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL Communications Corp. to provide funding of up to (IR Pound)300.0 million ((UK Pound)239.5 million), of which (IR Pound)32.0 million ((UK Pound)25.5 million) had been borrowed at December 31, 2000. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears beginning March 31, 2001 at EURIBOR plus 1%. Interest expense to affiliate was (UK Pound)199,000 in 2000.

Investment income for the years ended December 31, 2000, 1999 and 1998 was (UK Pound)1.5 million, (UK Pound)5.4 million and (UK Pound)9.1 million, respectively, representing a decrease of (UK Pound)3.9 million from 1999 to 2000 and a decrease of (UK Pound)3.7 million from 1998 to 1999. The decreases from 1999 to 2000 and 1998 to 1999 are primarily attributable to decreases in the average cash balances available for investment in 2000 and 1999 and the termination of loans to Cable London in November 1999.

Equity in net losses of affiliates for the years ended December 31, 2000, 1999 and 1998 were none, (UK Pound)6.8 million and (UK Pound)19.7 million, respectively, representing decreases of (UK Pound)6.8 million from 1999 to 2000 and (UK Pound)12.9 million from 1998 to 1999. The decrease from 1999 to 2000 is attributable to the sale of Cable London in November 1999. The decrease from 1998 to 1999 is attributable to the sale of Cable London and the sale of Birmingham Cable in October 1998.

Gain on sale of investments of (UK Pound)404.8 million in 1999 is from the sale of Cable London in November 1999, and (UK Pound)110.5 million in 1998 is from the sale of Birmingham Cable in October 1998.

The Company incurred (UK Pound)145,000 and (UK Pound)4.1 million in costs associated with the amalgamation with NTL in the years ended December 31, 1999 and 1998, respectively.

Exchange losses and other for the years ended December 31, 2000, 1999 and 1998 were (UK Pound)27.6 million, (UK Pound)7.6 million and (UK Pound)2.1 million, respectively, representing increases of (UK Pound)20.0 million from 1999 to 2000 and (UK Pound)5.5 million from 1998 to 1999. These increases primarily result from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US Dollars. The Company's results of operations will continue to be affected by foreign exchange rate fluctuations.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to this exposure, the Company may enter into various derivative transactions pursuant to the Company's policies and hedging practices. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company's derivative financial instruments would be controlled through the evaluation and monitoring of the creditworthiness of the counterparties.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate and Average Forward Foreign Exchange Rate (US$/UK Pounds)

                                                                                                           Fair
                                                                                                          Value
                                     2001    2002     2003     2004      2005    Thereafter    Total     12/31/00
                                     ----    ----     ----     ----      ----    ----------    -----     --------
                                                                (dollars in millions)
Long-term Debt, including
  Current Portion

11.20% Senior Discount
Debentures due 2007

  Fixed Rate                           --      --       --       --        --      $517.3     $517.3      $439.7
  Average Interest Rate                                                              11.2%
  Average Forward
   Exchange Rate                                                                    .6648


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholder
NTL (Triangle) LLC

We have audited the accompanying consolidated balance sheets of NTL (Triangle) LLC and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(b)(i). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements of Cable London PLC and subsidiaries ("Cable London") (a corporation in which the Company had a 50% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1998 consolidated financial statements relates to data included for Cable London, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL (Triangle) LLC and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                ERNST & YOUNG LLP


New York, New York
March 2, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Cable London PLC

We have audited the consolidated statements of operations, shareholders' (deficiency) and cash flows of Cable London PLC (a company incorporated in the United Kingdom) for the year ended December 31, 1998 (which statements are not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Cable London PLC for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche

London, England
February 5, 1999

NTL (TRIANGLE) LLC
------------------

CONSOLIDATED BALANCE SHEETS
(in (UK Pound)000's, except share data)

                                                                            December 31,
                                                                     2000                 1999
                                                                     ----                 ----
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents................................   (UK Pound)4,706      (UK Pound)27,895
   Accounts receivable, less allowance for doubtful accounts
     of(UK Pound)8,914 (2000) and (UK Pound)9,452 (1999)....            18,933                10,170
   Other current assets.....................................            13,850                 4,240
                                                             -----------------   -------------------
       Total current assets.................................            37,489                42,305

PROPERTY AND EQUIPMENT, NET.................................           466,157               382,078

INTANGIBLE ASSETS, NET......................................           395,683               434,333

OTHER ASSETS, NET...........................................            21,276                42,553
                                                             -----------------   -------------------
                                                             (UK Pound)920,605     (UK Pound)901,269
                                                             =================   ===================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses....................  (UK Pound)53,268      (UK Pound)34,431
   Interest payable.........................................             4,883                     -
   Deferred revenue.........................................            14,928                10,572
   Due to affiliates........................................            24,316                 5,905
   Current portion of long-term debt........................               662                   864
                                                             -----------------   -------------------
     Total current liabilities..............................            98,057                51,772

LOANS FROM AFFILIATE........................................            25,549                     -

LONG-TERM DEBT, less current portion........................           348,761               293,285

COMMITMENTS AND CONTINGENT LIABILITIES

DEFERRED INCOME TAXES.......................................             8,611                 8,237

SHAREHOLDER'S EQUITY
   Common membership interests, (UK Pound).01 par value
   - authorized and issued 800,000 shares...................                 8                     8
   Additional capital.......................................           394,107               363,966
   Accumulated other comprehensive income (loss)............               746                  (189)
   Retained earnings........................................            44,766               184,190
                                                             -----------------   -------------------
     Total shareholder's equity.............................           439,627               547,975
                                                             -----------------   -------------------
                                                             (UK Pound)920,605     (UK Pound)901,269
                                                             =================   ===================

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC
------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(in (UK Pound)000's)


                                                                   Year Ended December 31,
                                                          2000               1999               1998
                                                   ------------------  -----------------  ----------------
REVENUES
   Service income.................................  (UK Pound)160,734  (UK Pound)118,963  (UK Pound)77,649
   Consulting fee income..........................                  -                  -               938
                                                   ------------------  -----------------  ----------------
                                                              160,734            118,963            78,587
                                                   ------------------  -----------------  ----------------
COSTS AND EXPENSES
   Operating......................................             65,843             47,034            29,515
   Selling, general and administrative............             79,689             44,358            33,454
   Other charges..................................              8,543                  -                 -
   Depreciation and amortization..................             87,215             63,570            31,185
                                                   ------------------  -----------------  ----------------
                                                              241,290            154,962            94,154
                                                   ------------------  -----------------  ----------------

OPERATING LOSS....................................            (80,556)           (35,999)          (15,567)

OTHER (INCOME) EXPENSE
   Interest expense...............................             36,251             31,542            34,898
   Interest expense to affiliate..................                199                  -                 -
   Investment income..............................             (1,510)            (5,429)           (9,054)
   Equity in net losses of affiliates.............                  -              6,801            19,696
   Gain on sale of investments....................                  -           (404,750)         (110,497)
   Amalgamation costs.............................                  -                145             4,095
   Exchange losses and other......................             27,588              7,584             2,090
                                                   ------------------  -----------------  ----------------
                                                               62,528           (364,107)         (58,772)
                                                   ------------------  -----------------  ----------------
(Loss) income before income taxes and
   extraordinary item.............................           (143,084)           328,108            43,205
Income tax benefit................................              3,660              1,357                 -
                                                   ------------------  -----------------  ----------------
(Loss) income before extraordinary item...........           (139,424)           329,465            43,205
Loss from early extinguishment of debt............                  -                  -            (1,107)
                                                   ------------------  -----------------  ----------------
NET (LOSS) INCOME................................. (UK Pound)(139,424) (UK Pound)329,465  (UK Pound)42,098
                                                   ==================  =================  ================


See notes to consolidated financial statements.

NTL (TRIANGLE) LLC
------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in (UK Pound)000's)

                                                                         Year Ended December 31,
                                                                2000              1999               1998
                                                          ----------------- -----------------  ----------------
OPERATING ACTIVITIES
   Net (loss) income.................................... (UK Pound)(139,424)(UK Pound)329,465  (UK Pound)42,098
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation and amortization......................             87,215            63,570            31,185
     Loss from early extinguishment of debt.............                  -                 -             1,107
     Amortization of premium on foreign
        exchange contracts..............................              2,308             2,770             2,770
     Non-cash interest expense..........................             30,860            30,851            27,264
     Non-cash investment income.........................                  -            (1,870)           (2,841)
     Gain on sale of investment.........................                  -          (404,750)         (110,497)
     Exchange losses (gains)............................             25,904             4,994            (3,870)
     Equity in net losses of affiliates.................                  -             6,801            19,696
     Other..............................................             (1,551)           (1,116)            4,095
                                                          ----------------- -----------------  ----------------
                                                                      5,312            30,715            11,007
     Accounts receivable and other current assets.......            (20,867)              360            (1,879)
     Accounts payable and other current liabilities.....             35,233            12,022             2,115
                                                          ----------------- -----------------  ----------------
         Net cash provided by operating activities......             19,678            43,097            11,243
                                                          ----------------- -----------------  ----------------

INVESTING ACTIVITIES
   Acquisition, net of cash acquired....................                  -          (422,070)                -
   Proceeds from sale of affiliate......................                  -           428,018           130,000
   Fixed asset deposit with affiliate...................                  -           (51,915)                -
   Capital expenditures.................................            (96,226)          (57,216)          (61,816)
   Additions to deferred charges........................                  -               (94)           (5,941)
   Purchase of marketable securities....................             (2,166)                -                 -
   Proceeds from sales of marketable securities.........              2,199                 -                 -
                                                          ----------------- -----------------  ----------------
         Net cash (used in) provided by
           investing activities.........................            (96,193)         (103,277)           62,243
                                                          ----------------- -----------------  ----------------

FINANCING ACTIVITIES
   Repayments of debt...................................             (1,448)          (15,215)         (102,064)
   Proceeds from borrowings.............................                  -                 -           100,000
   Deferred financing costs.............................                  -                 -            (1,463)
   Issuance of common stock.............................                  -                 -                 8
   Loans from (to) affiliates...........................             24,784                 -            (1,768)
   Contributions from NTL Group Limited.................             30,141                 -                 -
   Net transactions with affiliates.....................                  -                 -            (2,120)
                                                          ----------------- -----------------  ----------------
         Net cash provided by (used in)
           financing activities.........................             53,477           (15,215)           (7,407)
                                                          ----------------- -----------------  ----------------

Effect of exchange rate changes on cash.................               (151)             (161)                -
                                                          ----------------- -----------------  ----------------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS..........................................            (23,189)          (75,556)           66,079

CASH AND CASH EQUIVALENTS, beginning of year............             27,895           103,451            37,372
                                                          ----------------- -----------------  ----------------

CASH AND CASH EQUIVALENTS, end of year..................    (UK Pound)4,706  (UK Pound)27,895 (UK Pound)103,451
                                                          ================= =================  ================


See notes to consolidated financial statements.

NTL (TRIANGLE) LLC
------------------

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
(in (UK Pound)000's)


                                             A Common                   B Common                   Common          Additional
                                        Shares        Par         Shares          Par        Shares      Par         Capital
                                        ------        ---         ------          ---        ------      ---         -------

BALANCE, JANUARY 1, 1998 ............   37,232   (UK Pound)372    12,873     (UK Pound)129                     (UK Pound)358,548
Net income ..........................
Amalgamation with NTL Incorporated ..  (37,232)           (372)  (12,873)             (129)    800 (UK Pound)8               501
                                      -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998 ..........        -               -         -                 -     800           8           359,049
Pooling of interest acquisition .....                                                                                      4,917
Net income ..........................
Currency translation adjustment .....
Comprehensive income ................
                                      -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999 ..........        -               -         -                 -     800           8           363,966
Contributions from NTL Group Ltd. ...                                                                                     30,141
Net loss ............................
Currency translation adjustment .....
Comprehensive income ................
                                      -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 ..........        -     (UK Pound)-         -       (UK Pound)-     800 (UK Pound)8  (UK Pound)394,107
                                      ===========================================================================================






                                                                     Accum-
                                                                     ulated
                                                                     Other               Retained
                                               Compre-              Compre-              Earnings
                                               hensive              hensive              (Accum-
                                               Income                Income               ulated
                                               (Loss)                (Loss)              Deficit)                Total
                                               ------                -----               -------                 -----

BALANCE, JANUARY 1, 1998                                                          (UK Pound)(187,373)   (UK Pound)171,676
Net income                                (UK Pound)42,098                                    42,098               42,098
Amalgamation with NTL Incorporated                                                                                      8
                                       ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                                                  (145,275)             213,782
Pooling of interest acquisition                                                                                     4,917
Net income                               (UK Pound)329,465                                   329,465              329,465
Currency translation adjustment                       (189)     (UK Pound)(189)                                      (189)
                                        ----------------------
Comprehensive income                     (UK Pound)329,276                                                              -
                                       ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                                (189)              184,190              547,975
Contributions from NTL Group Ltd.                                                                                  30,141
Net loss                                (UK Pound)(139,424)                                 (139,424)            (139,424)
Currency translation adjustment                        935                 935                                        935
                                        ----------------------
Comprehensive income                    (UK Pound)(138,489)
                                       ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                       (UK Pound)746      (UK Pound)44,766    (UK Pound)439,627
                                       ==================================================================================





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

     Pursuant to then existing arrangements between Partners and Telewest Communications plc ("Telewest"), a co- owner of interests in Cable London and Birmingham Cable, Telewest had certain rights to acquire either or both of Partner's interests in these systems as a result of the Amalgamation. On August 14, 1998, Partners and NTL entered into an agreement (the "Telewest Agreement") with Telewest relating to Partner's ownership interests in Birmingham Cable, Partner's and Telewest's respective ownership interests in Cable London and certain other related matters. Pursuant to the Telewest Agreement, in October 1998, Partners sold its 27.5% ownership interest in Birmingham Cable to Telewest for (UK Pound)125.0 million, plus (UK Pound)5.0 million for certain subordinated debt and fees. The Company recorded a gain of (UK Pound)110.5 million on the sale. Additionally, in November 1999, the Company sold its 50% ownership interest in Cable London to Telewest for (UK Pound)428.0 million in cash. The Company recorded a gain of (UK Pound)404.8 million on the sale.

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

NTL (TRIANGLE) LLC
------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Foreign Currency Translation
     The financial statements of Cablelink have been translated into UK pounds sterling in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the results of operations as incurred.

     Cash Equivalents
     Cash equivalents are short-term, highly liquid investments with maturities of three months or less when purchased. Cash equivalents of (UK Pound)443,000 and (UK Pound)15.9 million at December 31, 2000 and 1999, respectively, consist principally of commercial paper, time deposits and money market funds.

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

     Intangible Assets
     Intangible assets include goodwill, license acquisition costs, customer lists and other deferred charges. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the period benefited of 15 years. License acquisition costs represent the portion of the purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining lives of the licenses at acquisition of 5 years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight- line basis over 5 years. The other deferred charges are amortized on a straight-line basis primarily over 12 to 15 years.

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

     Derivative Financial Instruments
     The Company may use derivative financial instruments to manage its exposure to fluctuations in foreign currency exchange rates. Derivative financial instruments entered into by the Company are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company's risks relating to foreign currency exchange rates, and, through market value and sensitivity analysis, maintain a high correlation to the underlying value of the hedged item. For those instruments that do not meet the above criteria, variations in their fair value would be marked-to-market on a current basis in the Company's consolidated statement of operations.

NTL (TRIANGLE) LLC
------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company does not hold or issue any derivative financial instruments for trading or speculative purposes and is not a party to leveraged instruments. The credit risks associated with the Company's derivative financial instruments would be controlled through the evaluation and monitoring of the creditworthiness of the counterparties.

     Revenue Recognition
     Service income is recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned.

     Cable Television System Costs, Expenses and Revenues
     The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable television, telephone and telecommunications systems in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies."

     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be adopted retroactive to January 1, 2000. The adoption of SAB 101 had no significant effect on revenues or results of operations.

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, " as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges will be recognized in the results of operations. There were no derivative instruments outstanding at December 31, 2000, therefore the adoption of this standard had no effect on the financial position or results of operations.

4.   OTHER CHARGES

     Other charges in 2000 are for restructuring costs of (UK Pound)8.5 million related to an announcement in November 2000 of the completion of a consolidation review. The restructuring provision includes employee severance and related costs of (UK Pound)5.6 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)2.9 million. As of December 31, 2000, approximately 15 of the employees had been terminated. None of the provision had been utilized through December 31, 2000.

5.   JOINT PURCHASING ALLIANCE AGREEMENT

     At December 31, 2000 and 1999, other assets include a receivable for a deposit of (UK Pound)21.3 million and (UK Pound)40.1 million, respectively, which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications Limited, a subsidiary of NTL, for combined fixed asset purchases. The Company's original deposit was (UK Pound)51.9 million in March 1999.

NTL (TRIANGLE) LLC
------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   INVESTMENTS IN AFFILIATES

     Summarized financial information for affiliates accounted for under the equity method for 1999 and 1998, is as follows (in (UK Pound)000's):


                                                                        Birmingham              Cable
                                                                          Cable(1)            London(2)           Combined
                                                                        ----------            --------            --------
YEAR ENDED DECEMBER 31, 1999
Results of operations
     Company's equity in net loss............................                          (UK Pound)(6,801)  (UK Pound)(6,801)

YEAR ENDED DECEMBER 31, 1998
Results of operations
     Service income..........................................                                    66,987             66,987
     Operating, selling, general and administrative expenses.                                   (52,128)           (52,128)
     Depreciation and amortization...........................                                   (22,659)           (22,659)
     Operating loss..........................................                                    (7,800)            (7,800)
     Net loss................................................                                   (23,325)           (23,325)
     Company's equity in net loss............................     (UK Pound)(7,841)             (11,855)           (19,696)

---------------
(1) The Company sold its 27.5% interest in Birmingham Cable in October 1998.
(2) The Company sold its 50.0% interest in Cable London in November 1999.

7.   PROPERTY AND EQUIPMENT

     Property and equipment consists of (in (UK Pound)000's):

                                                      December 31,
                                                2000                1999
                                         ------------------  ------------------

     Operating equipment................. (UK Pound)498,922   (UK Pound)414,276
     Other equipment.....................            57,125              61,364
     Construction in progress............            51,652               4,358
                                         ------------------  ------------------
                                                    607,699             479,998
     Accumulated depreciation............          (141,542)            (97,920)
                                         ------------------  ------------------
                                          (UK Pound)466,157   (UK Pound)382,078
                                         ==================  ==================

NTL (TRIANGLE) LLC
------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   INTANGIBLE ASSETS

     Intangible assets consist of (in (UK Pound)000's):


                                                                                           December 31,
                                                                                  2000                    1999
                                                                          --------------------     ------------------
   Goodwill, net of accumulated amortization of (UK Pound)34,955 (2000)
            and (UK Pound)11,928 (1999)..................................    (UK Pound)314,953      (UK Pound)333,971
   License acquisition costs, net of accumulated amortization
            of (UK Pound)10,820 (2000) and (UK Pound)3,607 (1999)........               25,248                 32,461
   Customer lists, net of accumulated amortization of
            (UK Pound)8,365 (2000) and (UK Pound)1,616 (1999)............               23,957                 30,706
   Other, net of accumulated amortization of (UK Pound)26,838 (2000)
            and (UK Pound)21,168 (1999)..................................               31,525                 37,195
                                                                          --------------------     ------------------
                                                                             (UK Pound)395,683      (UK Pound)434,333
                                                                          ====================     ==================

     In July 1999, NTL Communications Corp., a wholly-owned subsidiary of NTL, acquired Cablelink for (IR Pound)535.18 million ((UK Pound)421.9 million). Cablelink provides multi-channel television and information services in Dublin, Galway and Waterford, Ireland. NTL Communications Corp. accounted for the acquisition as a purchase. The aggregate purchase price of (IR Pound)541.4 million ((UK Pound)428.5 million), including costs incurred of (IR Pound)6.2 million ((UK Pound)4.9 million), net of tangible assets acquired aggregated (IR Pound)523.4 million ((UK Pound)414.3 million), which was allocated as follows: (IR Pound)45.6 million ((UK Pound)36.1 million) to license acquisition costs, (IR Pound)40.8 million ((UK
     Pound)32.3 million) to customer lists and (IR Pound)437.0 million ((UK Pound)345.9 million) to goodwill.

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

     The pro forma unaudited consolidated results of operations for the year ended December 31, 1999 assuming the consummation of the above mentioned transaction as of January 1, 1999 is as follows (in (UK Pound)000's):


          Total revenue..............................     (UK Pound)138,488
          Income before extraordinary item...........               313,596
          Net income.................................               313,596

9.   LONG-TERM DEBT

     2007 Discount Debentures
     In November 1995, the Company received net proceeds of approximately $291.1 million (UK Pound)(186.9 million) from the sale of its 2007 Discount Debentures in a public offering ($517.3 million principal at maturity). Interest accreted on the 2007 Discount Debentures at 11.20% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The accreted value of the 2007 Discount Debentures was (UK Pound)345.9 million and (UK Pound)289.2 million as of December 31, 2000 and 1999, respectively.

NTL (TRIANGLE) LLC
------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to enter into arrangements for the sale of assets, mergers, the incurrence of additional debt and the payment of dividends. The Company was in compliance with such restrictive covenants as of December 31, 2000.

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

     Other
     In 2000, Cambridge repaid the balance due under its two bank loans of (UK Pound)433,000. Also included in long- term debt at December 31, 2000 and 1999 are capital lease obligations.

10.  RELATED PARTY TRANSACTIONS

     In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL Communications Corp. to provide funding of up to (IR Pound)300.0 million ((UK Pound)239.5 million), of which (IR Pound)32.0 million ((UK Pound)25.5 million) had been borrowed at December 31, 2000. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears beginning March 31, 2001 at EURIBOR plus 1%. The effective interest rate at December 31, 2000 was 4.88%. Accrued interest at December 31, 2000 was (IR Pound)257,000 ((UK Pound)205,000) which is included in due to affiliates in the consolidated balance sheet.

     Since the Amalgamation, a subsidiary of NTL Communications Corp. has been providing management, financial, legal and technical services to the Company. Beginning in the fourth quarter of 1999, this subsidiary began charging the Company for these services using an allocation formula based on customers. The Company was charged (UK Pound)26.3 million and (UK Pound)2.9 million in 2000 and 1999, respectively, which is included in selling, general and administrative expenses and in due to affiliates in the consolidated balance sheet. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation method is reasonable. Management fees of (UK Pound)2.4 million were incurred under agreements with the Company's former parent and one of its former affiliates in 1998, which is included in selling, general and administrative expenses. The management agreements were terminated upon the amalgamation with NTL.

     Comcast U.K. Consulting, Inc., a former wholly-owned subsidiary of the Company, earned consulting fee income under consulting agreements with Birmingham Cable and Cable London in 1998. The consulting fee income was generally based on a percentage of gross revenues or a fixed amount per dwelling unit. The consulting agreements were terminated in 1998 pursuant to the Telewest Agreement.

     Investment income includes (UK Pound)1.9 million and (UK Pound)2.8 million of interest income in 1999 and 1998, respectively, relating to the loans to Birmingham Cable and Cable London.

     Notes payable to Comcast U.K. Holdings, Inc. consisted of 9% Subordinated Notes payable of (UK Pound)13.1 million which the Company repaid at maturity in September 1999. During the years ended December 31, 1999 and 1998, interest expense on the Notes was (UK Pound)822,000 and (UK Pound)1.0 million, respectively.

NTL (TRIANGLE) LLC
------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes are as follows (in (UK Pound)000's):


                                                                                            December 31,
                                                                                     2000                   1999
                                                                                     ----                   ----
         Deferred tax liabilities:
                  Intangibles....................................              (UK Pound)7,828      (UK Pound)10,233
                  Fixed asset depreciation.......................                        3,492                     -
                                                                         ---------------------   -------------------
         Total deferred tax liabilities..........................                       11,320                10,233
         Deferred tax assets:
                  Net operating loss carryforwards...............                        9,711                 9,297
                  Differences between book and tax
                   basis of property.............................                       32,947                19,580
                  Other..........................................                        1,844                 1,220
                                                                         ---------------------   -------------------
         Total deferred tax assets...............................                       44,502                30,097
         Less: Valuation allowance...............................                      (41,793)              (28,101)
                                                                         ---------------------   -------------------
         Net deferred tax assets.................................                        2,709                 1,996
                                                                         ---------------------   -------------------
         Net deferred tax liabilities............................              (UK Pound)8,611       (UK Pound)8,237
                                                                         =====================   ===================

     The Company's wholly-owned subsidiaries have a deferred tax asset arising from the carryforward of net operating losses and the differences between the book and tax basis of property. However, a valuation allowance has been recorded as the realization of the deferred tax assets is uncertain.

12.  FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Current assets and current liabilities: The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, interest payable, deferred revenue and due to affiliates reported in the balance sheet approximate fair value due to the short-term maturities of these assets and liabilities.

     Long-term debt: The estimated fair value of the Company's publicly traded debt is based on quoted market prices. The carrying amount of the loans from affiliate approximates the fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. At December 31, 2000 and 1999, the estimated fair values of the Company's long-term debt were (UK Pound)322.3 million and (UK Pound)305.0 million, respectively.

     FX Puts: The estimated fair value of the Company's FX Puts is based on quoted market prices. At December 31, 1999, the estimated fair values of the Company's FX Puts were (UK Pound)101,000.

     The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to this exposure, the Company entered into various derivative transactions pursuant to the Company's policies and hedging practices. Positions were monitored using techniques including market value and sensitivity analyses. During 1995, the Company entered into foreign exchange put option contracts ("FX Puts") to limit the Company's exposure to the risk that the eventual cash outflows related to the Company's long-term debt denominated in currencies other than its functional currency (which is the UK Pound) are adversely affected by changes in exchange rates. The Company had (UK Pound)250.0 million notional amount of FX Puts to purchase United States dollars at an exchange rate of $1.35 per (UK Pound)1.00. In November 2000, the Company sold all of its FX Puts with a

NTL (TRIANGLE) LLC
------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     carrying value of (UK Pound)110,000 for (UK Pound)21,000, and recognized a loss on the sale of (UK Pound)89,000. Premiums paid for the FX Puts of (UK Pound)13.9 million were included in other assets in the Company's consolidated balance sheet, net of related amortization. These premiums were being amortized over the terms of the related contracts of five years.

13.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The  Company  made  cash  payments  for  interest  of   approximately   (UK
     Pound)367,000, (UK Pound)691,000 and (UK Pound)7.6 million during the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company's wholly-owned subsidiaries incurred capital lease obligations of none, (UK Pound)139,000 and (UK Pound)3.4 million during the years ended December 31, 2000, 1999 and 1998, respectively.

14.  COMMITMENTS AND CONTINGENCIES

     As  of  December   31,  2000,   the  Company  was   committed  to  purchase
     approximately (UK Pound)4.7 million for equipment and services.

     Certain of the Company's facilities and equipment are held under operating or capital leases which expire in 2033.

     A summary of assets held under capital lease are as follows (in (UK Pound)000's):


                                                    December 31,
                                             2000                  1999
                                             ----                  ----
      Land, buildings and equipment      (UK Pound)11,647      (UK Pound)13,271
      Less: Accumulated depreciation               (6,185)               (6,324)
                                      -------------------  --------------------
                                          (UK Pound)5,462       (UK Pound)6,947
                                      ===================  ====================

     Future minimum rental payments at December 31, 2000 are as follows (in (UK Pound)000's):


                                                                             Capital                  Operating
                                                                             leases                     leases
                                                                             ------                    -------
         Year ending December 31:
         2001                                                              (UK Pound)935              (UK Pound)4,817
         2002                                                                        851                        4,342
         2003                                                                        745                        3,902
         2004                                                                        653                        3,232
         2005                                                                        519                        2,873
         Thereafter.............................................                     725                       40,767
                                                                   ---------------------         --------------------
         Total minimum rental commitments.......................                   4,428             (UK Pound)59,933
                                                                                                 ====================
         Less: Amount representing interest.....................                    (923)
                                                                   ---------------------
         Present value of minimum rental commitments............                   3,505
         Less: Current portion of capital lease obligations.....                    (662)
                                                                   ---------------------
         Long-term portion of capital lease obligations.........         (UK Pound)2,843
                                                                   =====================

     Rental expense for the years ended December 31, 2000, 1999 and 1998 was (UK Pound)4.0 million, (UK Pound)2.7 million and (UK Pound)1.6 million, respectively.

     The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

NTL (TRIANGLE) LLC
------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                             First              Second            Third              Fourth                  Total
                                            Quarter            Quarter         Quarter (1)         Quarter (2)                Year
                                            -------            -------         -----------         -----------                ----
                                                                      (in (UK Pound)000's)
2000
Revenues.........................  (UK Pound)38,677   (UK Pound)38,935    (UK Pound)39,679    (UK Pound)43,443   (UK Pound)160,734
Operating loss...................            (6,485)           (16,553)            (23,857)            (33,661)            (80,556)
Net loss.........................           (20,801)           (40,807)            (41,168)            (36,648)           (139,424)

1999
Revenues.........................  (UK Pound)23,189   (UK Pound)24,291    (UK Pound)33,342    (UK Pound)38,141   (UK Pound)118,963
Operating loss...................            (3,503)            (2,576)            (10,579)            (19,341)            (35,999)
Equity in net losses of affiliates           (2,060)            (1,912)             (1,601)             (1,228)             (6,801)
Net (loss) income................           (19,375)           (17,398)             (9,224)            375,462             329,465
---------------

(1) The results of operations include Cablelink from the date of acquisition in July 1999.

(2) Fourth quarter and total year net income in 1999 resulted from a gain of (UK Pound)404.8 million due to the sale of the interests in Cable London in November 1999.



                                                     NTL (TRIANGLE) LLC
                                                     ------------------
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                      -----------------------------------------------
                                        YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                        --------------------------------------------
                                                    (in (UK Pound)000's)


                                                                    Additions          (Deductions
                                              Balance at           Charged to             from)                Balance
                                               Beginning            Costs and          Additions to            at End
                                                of Year             Expenses             Reserves              of Year
                                                -------             --------             --------              -------
   Allowance for Doubtful Accounts
   -------------------------------
   2000............................        (UK Pound)9,452     (UK Pound)3,149     (UK Pound)(3,687) (a)   (UK Pound)8,914

   1999............................                  2,840               3,129                3,483  (b)             9,452

   1998............................                  2,598               1,720               (1,478)                 2,840






(a)  Uncollectible   accounts   written   off,   net   of   recoveries   of  (UK
     Pound)3,677,000 and (UK Pound)10,000 foreign exchange currency translation adjustments.

(b) Uncollectible accounts written off, net of recoveries of (UK Pound)1,038,000 and (UK Pound)172,000 foreign exchange currency translation adjustments, offset by (UK Pound)4,693,000 allowance for doubtful accounts as of the acquisition date of Cablelink.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

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

ITEMS 10, 11, 12 AND 13
-----------------------

Omitted, pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV
                                     -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

     (a) The following consolidated financial statements of NTL (Triangle) LLC are included in Part II, Item 8:

                                                                          Page
                                                                          ----
         Report of Independent Auditors....................................7
         Consolidated Balance Sheets--December 31, 2000 and 1999...........9
         Consolidated Statements of Operations--Years
          Ended December 31, 2000, 1999 and 1998..........................10
         Consolidated Statements of Cash Flows--Years
          Ended December 31, 2000, 1999 and 1998..........................11
         Consolidated Statement of Shareholder's
          Equity--Years Ended December 31, 2000, 1999 and 1998............12
         Notes to Consolidated Financial Statements.......................13

     (b) (i) The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is included in Part II:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:

      EXHIBIT NO.

         2.l Reorganization Agreement, dated 19 September 1994, among Warburg, Pincus Investors, L.P., Bankers Trust Investments PLC ("Bankers Trust"), Comcast Corporation ("Comcast"), Comcast U.K. Holdings, Inc., ("Holdings"), the Company and UK Cable Partners Limited ("UKCPL") (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96932) declared effective November 9, 1995)

         2.2 Agreement and Plan of Amalgamation dated 4 February 1998 among NTL Incorporated, NTL (Bermuda) Limited and the Company, as amended (Incorporated by reference to the Registration Statement of NTL Communications Corp. on Form S-4 (File No. 333-64727))

         2.3 Deed of Transfer, dated December 13, 1999 (Incorporated by reference to the Company's Current Report on Form 8-K, filed December 28, 1999)

         3.1 Memorandum of Association of the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-76160) declared effective September 20, 1994)

         3.2      By-laws  of the  Company  (Incorporated  by  reference  to the
                  Company's   Registration  Statement  on  Form  S-1  (File  No.
                  33-76160) declared effective September 20, 1994)

         3.3 Certificate of Formation, filed with the Delaware Secretary of State on November 12, 1999 (Incorporated by reference to the Company's Current Report on Form 8-K, filed December 9, 1999)

         3.4 Certificate of Amendment, filed with the Delaware Secretary of State on November 18, 1999 (Incorporated by reference to the Company's Current Report on Form 8-K, filed December 9, 1999)

         3.5 Operating Agreement of NTL (Triangle) LLC, dated as of November 14, 1999 (Incorporated by reference to the Company's Current Report on Form 8-K, filed December 9, 1999)

         3.6      Corrected  Certificate of Conversion,  filed with the Delaware
                  Secretary of State on November 16, 1999 (Incorporated by reference to the Company's Current Report on Form 8-K, filed December 9, 1999)

         4.l Form of Certificate for Class A Common Shares, par value (UK Pound)0.01 per share (Incorporated by reference to the
                  Company's Registration Statement on Form S-1 (File No. 33-76160) declared effective September 20, 1994)

         4.2 Indenture dated as of 15 November 1995, between the Company and Bank of Montreal Trust Company, as Trustee, with respect to the Company's 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-96932) declared effective November 9, 1995)

         10.1 Subscription and Contribution Agreement, dated October 26, 1992, among Comcast, UKCPL, the Company, Holdings, Comcast Cablevision of Birmingham, Inc. ("Comcast Birmingham") and Comcast Cablevision of London, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-76160) declared effective September 20, 1994)

         10.2 Shareholders Agreement, dated 11 December 1992, among Holdings, UKCPL, the Company and Comcast (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-76160) declared effective September 20, 1994)

         10.3 Supplemental Agreement, dated 21 June 1995, among the Company, Comcast Consulting, Comcast, Holdings, Warburg Pincus and UK Consulting to the NewCo Services Agreement, the Delegation Agreement and the Shareholders Agreement (Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 1995 (File No. 0-24792))

         10.4 Share Exchange Agreement, dated 4 December 1995, among Singapore Telecom International Pte. Limited, Cambridge Cable, the Company and Holdings (Incorporated by reference to the Company's Current Report on Form 8-K, filed on January 22,
                  1996)

         10.5 Share Exchange Agreement, dated 5 May 1994, between Avalon Telecommunications L.L.C. and the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-76160) declared effective September 20, 1994)

         10.6 Agreement dated August 14, 1998 among Telewest Communications plc, Telewest Communications Holding Limited, the Company and NTL Incorporated (Incorporated by reference to NTL Incorporated's Current Report on Form 8-K, dated August 18, 1998. (File No. 000-22616))

         99.1 Consolidated financial statements of Cambridge Holding Company Limited (a United Kingdom corporation in the prematurity stage) and subsidiaries as of and for the years ended December 31, 1995 and 1994 (Incorporated by reference to the Current Report on Form 8-K, (File No. 000-22616), filed by NTL Communications Corp. on August 18, 1998)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2001

NTL (Triangle) LLC
(Registrant)
By:  NTL Group Limited
     Its Sole Managing Member (on behalf of Registrant)

/s/ Robert Mackenzie
-----------------------------
Robert Mackenzie
Director and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature               Title                                     Date
---------               -----                                     ----

/s/ Stephen Carter      (Director, and Chief Operating Officer    March 30, 2001
---------------------   of NTL Group Ltd., the sole managing
Stephen Carter          member) on behalf of registrant


/s/ Robert Mackenzie    (Director and Secretary of NTL            March 30, 2001
---------------------   Group Ltd., the sole managing
Robert Mackenzie        member) on behalf of registrant


/s/ Stuart Ross         (Director and Chief Financial             March 30, 2001
---------------------   Officer of NTL Group Ltd.,
Stuart Ross             the sole managing member) on
                        behalf of registrant


/s/ Bryony Dew          (Director of NTL Group Ltd.,              March 30, 2001
---------------------   the sole managing member) on
Bryony Dew              behalf of registrant


/s/ Peter Douglas       (Director of NTL Group Ltd.,              March 30, 2001
---------------------   the sole managing member) on
Peter Douglas           behalf of registrant