Form 10-Q
period 2001-03-31
NTL TRIANGLE LLC
filed 2001-05-15
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2001
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

                           --------------------------

As of March 31, 2001, there were 800,000 shares of the Registrant's common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's Common Stock. The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION
-------  ---------------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2001 (Unaudited) and December 31, 2000.............2

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2001 and
                  2000 (Unaudited).............................................3

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 2001 and 2000
                  (Unaudited)..................................................4

                  Condensed Consolidated Statement of Shareholder's
                  Equity for the Three Months Ended March 31, 2001
                  (Unaudited)..................................................5

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)..............................................6 - 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........8 - 10

PART II. OTHER INFORMATION
-------- -----------------

         Item 6.  Exhibits and Reports on Form 8-K............................11

         SIGNATURES...........................................................12

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

PART I.    FINANCIAL INFORMATION
-------    ---------------------
ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                   March 31,           December 31,
                                                                                      2001                 2000
                                                                               -----------------    -----------------
                                                                                  (Unaudited)           (See Note)
                                                                                (in (UK Pound)000's, except share data)
Assets

Current assets
   Cash and cash equivalents................................................     (UK Pound)9,683      (UK Pound)4,706
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)9,509 (2001) and (UK Pound)8,914 (2000)......................              22,931               18,933
   Other current assets.....................................................               9,311               13,850
                                                                               -----------------    -----------------
       Total current assets.................................................              41,925               37,489

Property and equipment, net.................................................             465,705              466,157
Intangible assets, net......................................................             384,920              395,683
Other assets, net...........................................................               7,322               21,276
                                                                               -----------------    -----------------
                                                                               (UK Pound)899,872    (UK Pound)920,605
                                                                               =================    =================

Liabilities and shareholder's equity

Current liabilities
   Accounts payable and accrued expenses....................................    (UK Pound)48,834     (UK Pound)53,268
   Interest payable.........................................................              15,214                4,883
   Deferred revenue.........................................................              14,841               14,928
   Due to affiliates........................................................              15,011               24,316
   Current portion of long-term debt........................................                 662                  662
                                                                               -----------------    -----------------
     Total current liabilities..............................................              94,562               98,057

Loans from affiliate........................................................              45,466               25,549

Long-term debt, less current portion........................................             367,096              348,761

Commitments and contingent liabilities

Deferred income taxes.......................................................               8,597                8,611

Shareholder's equity:
   Common membership interests, (UK Pound).01 par value - authorized
     and issued 800,000 shares..............................................                   8                    8
   Additional capital.......................................................             394,107              394,107
   Accumulated other comprehensive (loss) income............................                 (11)                 746
   (Accumulated deficit) retained earnings..................................              (9,953)              44,766
                                                                               -----------------    -----------------
     Total shareholder's equity.............................................             384,151              439,627
                                                                               -----------------    -----------------
                                                                               (UK Pound)899,872    (UK Pound)920,605
                                                                               =================    =================

   Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.


                                           NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                        FORM 10-Q
                                              QUARTER ENDED MARCH 31, 2001
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -----------------------------------------------
                                                       (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        2001               2000
                                                                                 ------------------  ------------------
                                                                                           (in (UK Pound)000's)

Revenue.....................................................................       (UK Pound)42,043    (UK Pound)38,677
                                                                                 ------------------  ------------------

Costs and expenses
   Operating................................................................                 19,609              15,283
   Selling, general and administrative......................................                 22,855              13,126
   Depreciation and amortization............................................                 24,923              16,753
                                                                                 ------------------  ------------------
                                                                                             67,387              45,162
                                                                                 ------------------  ------------------

Operating loss..............................................................                (25,344)             (6,485)

Other income (expense)
   Interest expense.........................................................                 (9,799)             (8,137)
   Interest expense to affiliate............................................                   (538)                  -
   Investment income........................................................                    119                 331
   Exchange losses..........................................................                (19,157)             (6,656)
                                                                                 ------------------  ------------------
                                                                                            (29,375)            (14,462)
                                                                                 ------------------  ------------------

Loss before income taxes....................................................                (54,719)            (20,947)
Income tax benefit..........................................................                      -                 146
                                                                                 ------------------  ------------------

Net loss....................................................................      (UK Pound)(54,719)  (UK Pound)(20,801)
                                                                                 ==================  ==================

See accompanying notes.

                                                           3

                                           NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                        FORM 10-Q
                                              QUARTER ENDED MARCH 31, 2001
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -----------------------------------------------
                                                       (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                  2001                   2000
                                                                            ----------------          -----------------
                                                                                        (in (UK Pound)000's)
Net cash (used in) provided by operating activities......................   (UK Pound)(3,231)          (UK Pound)10,151
                                                                            ----------------          -----------------

Investing activities
   Purchases of marketable securities....................................                  -                     (1,365)
   Capital expenditures..................................................            (12,039)                    (8,079)
                                                                            ----------------          -----------------

         Net cash used in investing activities...........................            (12,039)                    (9,444)
                                                                            ----------------          -----------------

Financing activities
   Loans from affiliate..................................................             20,576                          -
   Principal payments....................................................               (314)                      (465)
                                                                            ----------------          -----------------

         Net cash provided by (used in) financing activities.............             20,262                       (465)

         Effect of exchange rate changes on cash.........................                (15)                       (87)
                                                                            ----------------          -----------------

Increase in cash and cash equivalents....................................              4,977                        155

Cash and cash equivalents, beginning of period...........................              4,706                     27,895
                                                                            ----------------          -----------------

Cash and cash equivalents, end of period.................................    (UK Pound)9,683           (UK Pound)28,050
                                                                            ================          =================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest..............................        (UK Pound)-               (UK Pound)53


See accompanying notes.

                                                           4

                                                 NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                              FORM 10-Q
                                                    QUARTER ENDED MARCH 31, 2001
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                      --------------------------------------------------------
                                                             (Unaudited)
                                                             (in 000's)

                                                                                                  Retained
                                                                                 Accumulated      Earnings
                                                                   Compre-      Other Compre-      (Accum-
                          Common             Additional            hensive         hensive         ulated
                      Shares     Par           Capital               Loss       Income (Loss)      Deficit)             Total
                      ------     ---           -------               ----       -------------      --------             -----
Balance at
 December 31, 2000....  800  (UK Pound)8  (UK Pound)394,107                     (UK Pound)746  (UK Pound)44,766  (UK Pound)439,627

 Net loss.............                                       (UK Pound)(54,719)                         (54,719)           (54,719)
 Currency translation
   adjustment.........                                                    (757)          (757)                                (757)
                                                             -----------------
 Comprehensive loss...                                       (UK Pound)(55,476)
                       ----  -----------  -----------------  -----------------  -------------  ----------------  -----------------

Balance at
 March 31, 2001.......  800  (UK Pound)8  (UK Pound)394,107                     (UK Pound)(11) (UK Pound)(9,953) (UK Pound)384,151
                       ====  ===========  =================                     =============  ================  =================


See accompanying notes.

                                                                 5

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of NTL (Triangle) LLC (formerly NTL (Bermuda) Limited) (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company is an indirect, wholly-owned subsidiary of NTL Incorporated ("NTL").

     Certain prior period amounts have been reclassified to conform to the current presentation.


2.   Comprehensive Loss

     The Company's  comprehensive loss for the three months ended March 31, 2001
     and  2000  was  (UK  Pound)55.5   million  and  (UK   Pound)21.4   million,
     respectively.

3.   Restructuring Costs

     The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.6 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)2.9 million. As of March 31, 2001, (UK Pound)388,000 of the provision had been used for employee severance. As of March 31, 2001, approximately 60 employees had been terminated. The remaining restructuring reserve of (UK Pound)8.1 million includes (UK Pound)5.2 million for employees severance and related costs and (UK Pound)2.9 million for lease exit costs.

4.   Property and Equipment

     Property and equipment consist of (in (UK Pound)000's):

                                                                             March 31,          December 31,
                                                                               2001                 2000
                                                                         -----------------   -----------------
                                                                           (Unaudited)

     Operating equipment................................................ (UK Pound)508,778   (UK Pound)498,922
     Other equipment....................................................            57,233              57,125
     Construction in progress...........................................            56,050              51,652
                                                                         -----------------   -----------------
                                                                                   622,061             607,699
     Accumulated depreciation...........................................          (156,356)           (141,542)
                                                                         -----------------   -----------------
                                                                         (UK Pound)465,705   (UK Pound)466,157
                                                                         =================   =================

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

5.   Intangible Assets

     Intangible assets consist of (in (UK Pound)000's):

                                                                     March 31,           December 31,
                                                                       2001                  2000
                                                                 -----------------    -----------------
                                                                    (Unaudited)
      Goodwill, net of accumulated amortization of
          (UK Pound)40,789 (2001) and (UK Pound)34,955 (2000)..  (UK Pound)309,119    (UK Pound)314,953
      License acquisition costs, net of accumulated
          amortization of (UK Pound)12,624 (2001) and
          (UK Pound)10,820 (2000)..............................             23,444               25,248
      Customer lists, net of accumulated amortization of
          (UK Pound)10,076 (2001) and (UK Pound)8,365 (2000)...             22,246               23,957
      Other, net of accumulated amortization of
          (UK Pound)28,252 (2001) (UK Pound)26,838 (2000)......             30,111               31,525
                                                                 -----------------    -----------------
                                                                 (UK Pound)384,920    (UK Pound)395,683
                                                                 =================    =================

6.   Joint Purchasing Alliance Agreement

     As of March 31, 2001 and December 31, 2000, other assets include a receivable for a deposit of (UK Pound)7.3 million and (UK Pound)21.3 million, respectively, which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications Limited, a subsidiary of NTL, for combined fixed asset purchases. The Company's original deposit was (UK Pound)51.9 million in March 1999.

7.   Related Party Transactions

     In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL to provide funding of up to (IR Pound)300.0 million ((UK Pound)235.2 million), of which (IR Pound)58.0 million ((UK Pound)45.5 million) and (IR Pound)32.0 million ((UK Pound)25.1 million) had been borrowed at March 31, 2001 and December 31, 2000, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears beginning March 31, 2001 at EURIBOR plus 1%. The effective interest rate at March 31, 2001 was 5.69%. Accrued interest of (IR Pound)937,000 ((UK Pound)735,000) and (IR Pound)257,000 ((UK Pound)201,000) was included in due to affiliates in the consolidated balance sheet at March 31, 2001 and December 31, 2000, respectively.

     Since the acquisition of the Company by NTL in October 1998, a subsidiary of NTL has been providing management, financial, legal and technical services to the Company. Beginning in the fourth quarter of 1999, this subsidiary began charging the Company for these services using an allocation formula based on customers. The Company was charged (UK Pound)14.7 million and (UK Pound)2.8 million in the three months ended March 31, 2001 and 2000, respectively, which is included in selling, general and administrative expenses and in due to affiliates in the consolidated balance sheet. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation method is reasonable.

8.   Contingencies

     The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview
--------

NTL (Triangle) LLC (the "Company") is a holding company which holds all of the shares of various companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom ("UK") and Ireland. The Company owns the companies that have franchises for Darlington and Teesside (collectively, "Teesside") and Cambridge Holding Company Limited ("Cambridge") in the UK, and Cablelink Limited ("Cablelink"), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland.

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

The Company currently estimates that it will require approximately (UK Pound)117.0 million from April 1, 2001 through December 31, 2001 for capital expenditures and debt service, net of cash from operations. Management expects that the (UK Pound)117.0 million required will be funded through cash on hand, debt or equity from NTL or its subsidiaries and from the Joint Purchasing Alliance Agreement deposit of (UK Pound)7.3 million. Subsidiaries of the Company and Diamond Cable Communications Limited, a subsidiary of NTL, entered into this agreement in 1999 for joint fixed asset purchases. The Company's ability to meet its long-term liquidity and capital requirements is contingent upon Cambridge, Teesside and Cablelink's ability to generate positive operating cash flow, or, if necessary, to obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions.

In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL to provide funding of up to (IR Pound)300.0 million ((UK Pound)235.2 million), of which (IR Pound)58.0 million ((UK Pound)45.5 million) and (IR Pound)32.0 million ((UK Pound)25.1 million) had been borrowed at March 31, 2001 and December 31, 2000, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears beginning March 31, 2001 at EURIBOR plus 1%. The effective interest rate at March 31, 2001 was 5.69%. Accrued interest of (IR Pound)937,000 ((UK Pound)735,000) and (IR Pound)257,000 ((UK Pound)201,000) was included in due to affiliates in the consolidated balance sheet at March 31, 2001 and December 31, 2000, respectively.

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash (used in) provided by operating activities amounted to (UK Pound)(3.2) million and (UK Pound)10.2 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in net cash provided by operating activities is primarily due to the change in the Company's operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)12.0 million and (UK Pound)9.4 million for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, net cash used in investing activities includes capital expenditures of (UK Pound)12.0 million.

Net cash provided by (used in) financing activities amounted to (UK Pound)20.3 million and (UK Pound)(465,000) for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, net cash provided by financing activities includes (UK Pound)20.6 million in cash received by Cablelink from a subsidiary of NTL. Net cash used in financing activities of (UK Pound)465,000 in the three months ended March 31, 2000 was for principal payments.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

Results of Operations
---------------------

Consolidated financial information for the Company for the three months ended March 31, 2001 and 2000 is as follows (in (UK Pound)000's, "NM" denotes percentage is not meaningful):

                                                          Three Months Ended
                                                               March 31,                      Increase/(Decrease)
                                                        2001               2000             (UK Pound)          %
                                                  -----------------  -----------------  ----------------   --------
Revenues.......................................... (UK Pound)42,043   (UK Pound)38,677   (UK Pound)3,366        8.7%
Operating, selling, general and administrative               42,464             28,409            14,055       49.5%
expenses
Depreciation and amortization.....................           24,923             16,753             8,170       48.8%
                                                  -----------------  -----------------
Operating loss....................................          (25,344)            (6,485)          (18,859)     290.8%
                                                  -----------------  -----------------
Interest expense..................................            9,799              8,137             1,662       20.4%
Interest expense to affiliate.....................              538                  -               538         NM
Investment income.................................             (119)              (331)             (212)      64.0%
Exchange losses...................................           19,157              6,656            12,501      187.8%
                                                  -----------------  -----------------
Loss before income taxes..........................          (54,719)           (20,947)          (33,772)     161.2%
Income tax benefit................................                -                146              (146)      (100%)
                                                  -----------------  -----------------
Net loss..........................................(UK Pound)(54,719) (UK Pound)(20,801)          (33,918)     163.1%
                                                  =================  =================

Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the three months ended March 31, 2001, as compared to the same period in 2000, are attributable to the continued development of the Company's operations and increased business activity resulting from the growth in the number of subscribers in Cambridge, Teesside and Cablelink.

For the three months ended March 31, 2000, certain costs have been reclassified from selling, general and administrative expenses to operating costs to conform to the 2001 classification.

Operating costs were (UK Pound)19.6 million and (UK Pound)15.3 million for the three months ended March 31, 2001 and 2000, respectively. Operating costs as a percentage of revenue was 46.6% and 39.5% for the three months ended March 31, 2001 and 2000, respectively.

Selling, general and administrative expense were (UK Pound)22.9 million and (UK Pound)13.1 million for the three months ended March 31, 2001 and 2000, respectively. Beginning in the fourth quarter of 1999, a subsidiary of NTL began charging the Company for management, financial, legal and technical services it provides to the Company. These charges were (UK Pound)14.7 million and (UK Pound)2.8 million for the three months ended March 31, 2001 and 2000, respectively. After adjusting for the NTL charges, selling, general and administrative expenses as a percentage of revenue was 19.5% and 26.6% for the three months ended March 31, 2001 and 2000, respectively.

During 2001, the Company intends to drive the majority of revenue growth from increases in average revenue per customer rather than through the addition of new customers. This allows the Company to achieve revenue targets, have a lower capital requirement due to fewer installations, and improve EBITDA as the Company reduces front-loaded costs such as customer acquisition costs and initial maintenance costs.

Interest expense for the three months ended March 31, 2001 and 2000 was (UK Pound)9.8 million and (UK Pound)8.1 million, respectively, representing an increase of (UK Pound)1.7 million. The increase is primarily attributable to the compounding of interest on the 2007 Discount Debentures.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL to provide funding of up to (IR Pound)300.0 million ((UK Pound)235.2 million), of which (IR Pound)58.0 million ((UK Pound)45.5 million) had been borrowed at March 31, 2001. Interest expense to affiliate was (UK Pound)538,000 during the three months ended March 31, 2001.

Investment income for the three months ended March 31, 2001 and 2000 was (UK Pound)119,000 and (UK Pound)331,000, respectively, representing a decrease of (UK Pound)212,000. The decrease is primarily attributable to decreases in the average cash balances available for investment in 2001 as compared to the same period in 2000.

Exchange losses for the three months ended March 31, 2001 and 2000 were (UK Pound)19.2 million and (UK Pound)6.7 million, respectively, representing an increase of (UK Pound)12.5 million. The increase primarily resulted from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.6 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)2.9 million. As of March 31, 2001, (UK Pound)388,000 of the provision had been used for employee severance. As of March 31, 2001, approximately 60 employees had been terminated. The remaining restructuring reserve of (UK Pound)8.1 million includes (UK Pound)5.2 million for employees severance and related costs and (UK Pound)2.9 million for lease exit costs.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the provisions of the Private Securities Litigation Reform Act of 1995. When used herein, the words "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others: general economic and business conditions, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NTL (TRIANGLE) LLC
                                      ------------------------------------------
                                      (Registrant)
                                      By:  NTL Group Limited
                                           Its Sole Managing Member



Date: May 14, 2001                    By: /s/ Stephen A. Carter
                                      ------------------------------------------
                                      Stephen A. Carter
                                      (Director and Chief Operating Officer of
                                      NTL Group Ltd., the sole managing member)
                                      on behalf of registrant



Date: May 14, 2001                    By: /s/ Stuart Ross
                                      ------------------------------------------
                                      Stuart Ross
                                      (Director and Chief Financial Officer of
                                      NTL Group Ltd., the sole managing member)
                                      on behalf of registrant