Form 10-Q
period 2001-06-30
NTL TRIANGLE LLC
filed 2001-08-14
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 2001
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

                           --------------------------

As of June 30, 2001, there were 800,000 shares of the Registrant's common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's Common Stock. The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION
------- ---------------------

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of
                June 30, 2001 (Unaudited) and December 31, 2000...............2

                Condensed Consolidated Statements of Operations
                for the Six and Three Months Ended June 30, 2001 and
                2000 (Unaudited)..............................................3

                Condensed Consolidated Statement of Shareholder's
                Equity for the Six Months Ended June 30, 2001 (Unaudited).....4

                Condensed Consolidated Statements of Cash Flows for
                the Six Months Ended June 30, 2001 and 2000 (Unaudited).......5

                Notes to Condensed Consolidated Financial Statements
                (Unaudited)...............................................6 - 8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations............9 - 12

PART II.OTHER INFORMATION
-------------------------

        Item 6. Exhibits and Reports on Form 8-K.............................13

        SIGNATURES...........................................................14

                                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                    FORM 10-Q
                                           QUARTER ENDED JUNE 30, 2001

PART I.    FINANCIAL INFORMATION
-------    ---------------------

ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      -------------------------------------

                                                                              June 30,           December 31,
                                                                                2001                 2000
                                                                        -------------------   -----------------
                                                                            (Unaudited)           (See Note)
                                                                        (in (UK Pound)000's, except share data)
Assets

Current assets
   Cash and cash equivalents............................................   (UK Pound)14,822     (UK Pound)4,706
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)10,134 (2001) and (UK Pound)8,914 (2000).................             18,314              18,933
   Other current assets.................................................              8,799              13,850
                                                                        -------------------   -----------------
       Total current assets.............................................             41,935              37,489

Property and equipment, net.............................................            470,233             466,157
Intangible assets, net..................................................            374,157             395,683
Other assets, net.......................................................              6,822              21,276
                                                                        -------------------   -----------------
                                                                          (UK Pound)893,147   (UK Pound)920,605
                                                                        ===================   =================

Liabilities and shareholder's equity

Current liabilities
   Accounts payable and accrued expenses................................   (UK Pound)47,270    (UK Pound)53,268
   Interest payable.....................................................              5,145               4,883
   Deferred revenue.....................................................             14,558              14,928
   Due to affiliates....................................................             28,943              24,316
   Current portion of long-term debt....................................                644                 662
                                                                        -------------------   -----------------
     Total current liabilities..........................................             96,560              98,057

Loans from affiliate....................................................             48,201              25,549

Long-term debt, less current portion....................................            370,018             348,761

Commitments and contingent liabilities

Deferred income taxes...................................................              8,578               8,611

Shareholder's equity:
   Common membership interests, (UK Pound).01 par value - authorized
     and issued 800,000 shares..........................................                  8                   8
   Additional capital...................................................            414,543             394,107
   Accumulated other comprehensive (loss) income........................               (646)                746
   (Accumulated deficit) retained earnings..............................            (44,115)             44,766
                                                                        -------------------   -----------------
     Total shareholder's equity.........................................            369,790             439,627
                                                                        -------------------   -----------------
                                                                          (UK Pound)893,147   (UK Pound)920,605
                                                                        ===================   =================

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                                         NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                      FORM 10-Q
                                             QUARTER ENDED JUNE 30, 2001
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   -----------------------------------------------
                                                     (Unaudited)

                                            Six Months Ended                          Three Months Ended
                                                June 30,                                   June 30,
                                       2001                  2000                2001                   2000
                                 -----------------     ----------------    -----------------    --------------------
                                                               (in (UK Pound)000's)
Revenue.........................  (UK Pound)87,702     (UK Pound)77,612    (UK Pound)45,659         (UK Pound)38,935
                                 -----------------     ----------------    -----------------    --------------------

Costs and expenses
   Operating....................            42,093               30,469               22,484                  15,186
   Selling, general and
     administrative.............            39,547               30,089               16,692                  16,963
   Depreciation and amortization            51,590               40,092               26,667                  23,339
                                 -----------------     ----------------    -----------------    --------------------
                                           133,230              100,650               65,843                  55,488
                                 -----------------     ----------------    -----------------    --------------------

Operating loss..................           (45,528)             (23,038)             (20,184)                (16,553)

Other income (expense)
   Interest expense.............           (20,090)             (16,977)             (10,291)                 (8,840)
   Interest expense to affiliate            (1,221)                   -                 (683)                      -
   Investment income............               148                  798                   29                     467
   Exchange losses..............           (22,156)             (22,466)              (2,999)                (15,810)
                                 -----------------     ----------------    -----------------    --------------------
                                           (43,319)             (38,645)             (13,944)                (24,183)
                                 -----------------     ----------------    -----------------    --------------------

Loss before income taxes........           (88,847)             (61,683)             (34,128)                (40,736)
Income tax (expense) benefit....               (34)                  75                  (34)                    (71)
                                 -----------------     ----------------    -----------------    --------------------

Net loss........................ (UK Pound)(88,881)   (UK Pound)(61,608)   (UK Pound)(34,162)      (UK Pound)(40,807)
                                 =================     ================    =================    ====================

See accompanying notes.

                                                 NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                              FORM 10-Q
                                                     QUARTER ENDED JUNE 30, 2001
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                      --------------------------------------------------------
                                                             (Unaudited)
                                                             (in 000's)

                                                                                                   Retained
                                                                                  Accumulated      Earnings
                                                                    Compre-       Other Compre-    (Accum-
                               Common           Additional          hensive          hensive        ulated
                           Shares    Par          Capital             Loss        Income (Loss)     Deficit)         Total
                           ------    ---          -------             ----        -------------     --------         -----
Balance at
 December 31, 2000.......  800 (UK Pound)8 (UK Pound)394,107                     (UK Pound)746  (UK Pound)44,766  (UK Pound)439,627
  Contribution from NTL
   Group Ltd............                              20,436                                                                 20,436
  Net loss..............                                      (UK Pound)(88,881)                         (88,881)           (88,881)
  Currency translation
   adjustment...........                                                 (1,392)        (1,392)                              (1,392)
                                                              -----------------
  Comprehensive loss.....                                     (UK Pound)(90,273)
                           --- ----------- -----------------  ----------------- -------------- -----------------  -----------------

Balance at June 30, 2001...800 (UK Pound)8 (UK Pound)414,543                    (UK Pound)(646)(UK Pound)(44,115) (UK Pound)369,790
                           === =========== =================                    ============== =================  =================

See accompanying notes.

                                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                    FORM 10-Q
                                           QUARTER ENDED JUNE 30, 2001
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -----------------------------------------------
                                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                           2001                      2000
                                                                      ---------------          -----------------
                                                                                 (in (UK Pound)000's)

Net cash provided by operating activities............................ (UK Pound)1,525           (UK Pound)29,213
                                                                      ---------------          -----------------

Investing activities
   Purchases of marketable securities................................               -                     (2,166)
   Proceeds from sales of marketable securities......................               -                      2,199
   Capital expenditures..............................................         (36,161)                   (14,063)
                                                                      ---------------          -----------------

         Net cash used in investing activities.......................         (36,161)                   (14,030)
                                                                      ---------------          -----------------

Financing activities
   Loans from affiliate..............................................          24,589                          -
   Contribution from NTL Group Limited...............................          20,436                          -
   Principal payments................................................            (337)                      (915)
                                                                      ---------------          -----------------

         Net cash provided by (used in) financing activities.........          44,688                       (915)

         Effect of exchange rate changes on cash.....................              64                       (331)
                                                                      ---------------          -----------------

Increase in cash and cash equivalents................................          10,116                     13,937

Cash and cash equivalents, beginning of period.......................           4,706                     27,895
                                                                      ---------------          -----------------

Cash and cash equivalents, end of period.............................(UK Pound)14,822           (UK Pound)41,832
                                                                      ===============          =================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest..........................(UK Pound)20,795              (UK Pound)177


See accompanying notes.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of NTL (Triangle) LLC (formerly NTL (Bermuda) Limited) (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company is an indirect, wholly-owned subsidiary of NTL Incorporated ("NTL").

     Certain prior period amounts have been reclassified to conform to the current presentation.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its results of operations and financial position.

2.   Comprehensive Loss

     The Company's comprehensive loss for the six months ended June 30, 2001 and 2000 was (UK Pound)90.3 million and (UK Pound)61.4 million, respectively. The Company's comprehensive loss for the three months ended June 30, 2001 and 2000 was $34.8 million and $40.0 million, respectively.

3.   Restructuring Costs

     The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.6 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)2.9 million. As of June 30, 2001, (UK Pound)615,000 of the provision had been used for employee severance and related costs and approximately 80 employees had been terminated. The remaining restructuring reserve of (UK Pound)7.9 million includes (UK Pound)5.0 million for employees severance and related costs and (UK Pound)2.9 million for lease exit costs.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   Property and Equipment

     Property and equipment consist of (in (UK Pound)000's):

                                                                        June 30,                December 31,
                                                                          2001                      2000
                                                                   ------------------        ------------------
                                                                       (Unaudited)

     Operating equipment..........................................  (UK Pound)525,082         (UK Pound)498,922
     Other equipment..............................................             56,756                    57,125
     Construction in progress.....................................             58,923                    51,652
                                                                   ------------------        ------------------
                                                                              640,761                   607,699
     Accumulated depreciation.....................................           (170,528)                 (141,542)
                                                                   ------------------        ------------------
                                                                    (UK Pound)470,233         (UK Pound)466,157
                                                                   ==================        ==================

5.   Intangible Assets

     Intangible assets consist of (in (UK Pound)000's):

                                                                           June 30,             December 31,
                                                                             2001                   2000
                                                                       ----------------      ----------------
                                                                          (Unaudited)
      Goodwill, net of accumulated amortization of
          (UK Pound)46,623 (2001) and (UK Pound)34,955 (2000)........ (UK Pound)303,285     (UK Pound)314,953
      License acquisition costs, net of accumulated amortization
          of (UK Pound)14,427 (2001) and (UK Pound)10,820 (2000).....            21,641                25,248
      Customer lists, net of accumulated amortization of
          (UK Pound)11,787 (2001) and (UK Pound)8,365 (2000).........            20,535                23,957
      Other, net of accumulated amortization of (UK Pound)29,667
          (2001) (UK Pound)26,838 (2000).............................            28,696                31,525
                                                                       ----------------      ----------------
                                                                      (UK Pound)374,157     (UK Pound)395,683
                                                                       ================      ================

6.   Joint Purchasing Alliance Agreement

     As of June 30, 2001 and December 31, 2000, other assets include a receivable for a deposit of (UK Pound)6.8 million and (UK Pound)21.3 million, respectively, which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications Limited, a subsidiary of NTL, for combined fixed asset purchases. The Company's original deposit was (UK Pound)51.9 million in March 1999.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


7.   Related Party Transactions

     In October 2000, NTL Communications (Ireland) Limited (formerly Cablelink Limited), a wholly owned subsidiary of the Company entered into a loan agreement with a subsidiary of NTL to provide funding of up to IR(UK Pound)300.0 million ((UK Pound)229.5 million), of which IR(UK Pound)63.0 million ((UK Pound)48.2 million) and IR(UK Pound)32.0 million ((UK Pound)24.5 million) had been borrowed at June 30, 2001 and December 31, 2000, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at June 30, 2001 was 5.69%. Accrued interest of IR(UK Pound)860,000 ((UK Pound)658,000) and IR(UK Pound)257,000 ((UK Pound)197,000) was included in due to affiliates in the consolidated balance sheet at June 30, 2001 and December 31, 2000, respectively.

     Since the acquisition of the Company by NTL in October 1998, a subsidiary of NTL has been providing management, financial, legal and technical services to the Company. Beginning in the fourth quarter of 1999, this subsidiary began charging the Company for these services using an allocation formula based on customers. For the six months ended June 30, 2001 and 2000, the Company was charged (UK Pound)27.3 million and (UK Pound)6.5 million, respectively, which is included in selling, general and administrative expenses and in due to affiliates in the consolidated balance sheet. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation method is reasonable.

8.   Stock Options

     In July 2001, (subject to appropriate documentation) the NTL Compensation Committee approved an offer to all NTL employees, except George Blumenthal, the Chairman of the Board, Barclay Knapp, the Chief Executive Officer and the Board of Directors. NTL will offer to re-price some or all options with an exercise price above $20.01 per share to $13.25 per share. For these options for which this offer is accepted, a moratorium will be in effect until January 1, 2003 on further vesting and on all sales of shares that are obtained after re-pricing from the exercise of re-priced options. The expiration date for re-priced options will remain the same but in no event will be earlier than January 30, 2006. In July 2001, there were options to purchase an aggregate of approximately 29.3 million shares of NTL common stock with an average exercise price of $40.11 per share that would be subject to the re-pricing offer. In accordance with APB No. 25 and related interpretations, NTL will account for options that are subject to this offer as a variable plan. Options to purchase an aggregate of approximately
     16.5 million shares of NTL common stock at an exercise price of $44.50 per share are already accounted for as a variable plan. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding. The NTL Compensation Committee has taken this action to continue to provide the appropriate performance incentives to those affected.

9.   Contingencies

     The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview
--------

NTL (Triangle) LLC (the "Company") is a holding company which holds all of the shares of various companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom ("UK") and Ireland. The Company owns the companies that have franchises for Darlington and Teesside (collectively, "Teesside") and Cambridge Holding Company Limited ("Cambridge") in the UK, and NTL Communications (Ireland) Limited (formerly Cablelink Limited) ("Cablelink"), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland.

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

The  Company  currently  estimates  that  it  will  require   approximately  (UK
Pound)56.0 million from July 1, 2001 through June 30, 2002 for capital expenditures and debt service, net of cash from operations. Management expects that the (UK Pound)56.0 million required will be funded through cash on hand, debt or equity from NTL or its subsidiaries and from the Joint Purchasing Alliance Agreement deposit of (UK Pound)6.8 million. Subsidiaries of the Company and Diamond Cable Communications Limited, a subsidiary of NTL, entered into this agreement in 1999 for joint fixed asset purchases. The Company's ability to meet its long-term liquidity and capital requirements is contingent upon Cambridge, Teesside and Cablelink's ability to generate positive operating cash flow, or, if necessary, to obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions.

In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL to provide funding of up to IR(UK Pound)300.0 million ((UK Pound)229.5 million), of which (IR Pound)63.0 million ((UK Pound)48.2 million) and (IR Pound)32.0 million ((UK Pound)24.5 million) had been borrowed at June 30, 2001 and December 31, 2000, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR plus 1%. The effective interest rate at June 30, 2001 was 5.69%. Accrued interest of IR(UK Pound)860,000 ((UK Pound)658,000) and IR(UK Pound)257,000 ((UK Pound)197,000) was included in due to affiliates in the consolidated balance sheet at June 30, 2001 and December 31, 2000, respectively.

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash provided by operating activities amounted to (UK Pound)1.5 million and (UK Pound)29.2 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in net cash provided by operating activities is primarily due to the increase in cash paid during the period for interest and changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)36.2 million and (UK Pound)14.0 million for the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, net cash used in investing activities was entirely used for capital expenditures.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

Net cash provided by (used in) financing activities amounted to (UK Pound)44.7 million and (UK Pound)(915,000) for the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, net cash provided by financing activities includes (UK Pound)24.6 million in cash received by Cablelink from a subsidiary of NTL and contributions from NTL Group Limited of (UK Pound)20.4 million. Net cash used in financing activities of (UK Pound)915,000 in the six months ended June 30, 2000 was for principal payments.

Results of Operations
---------------------

Consolidated financial information for the Company for the six and three months ended June 30, 2001 and 2000 is as follows (in (UK Pound)000's, "NM" denotes percentage is not meaningful):

                                                           Six Months Ended
                                                               June 30,                        Increase/(Decrease)
                                                       2001                 2000            (UK Pound)            %
                                                 ----------------     ----------------   ----------------     --------
Revenues.......................................  (UK Pound)87,702     (UK Pound)77,612   (UK Pound)10,090       13.0%
Operating, selling, general and administrative
  expenses.....................................            81,640               60,558             21,082       34.8
Depreciation and amortization..................            51,590               40,092             11,498       28.7
                                                 ----------------     ----------------
Operating loss.................................           (45,528)             (23,038)            22,490       97.6
                                                 ----------------     ----------------
Interest expense...............................            20,090               16,977              3,113       18.3
Interest expense to affiliate..................             1,221                    -              1,221         NM
Investment income..............................              (148)                (798)              (650)     (81.5)
Exchange losses................................            22,156               22,466               (310)      (1.4)
                                                 ----------------     ----------------
Loss before income taxes.......................           (88,847)             (61,683)            27,164       44.0
Income tax (expense) benefit...................               (34)                  75               (109)    (145.3)
                                                 ----------------     ----------------
Net loss....................................... (UK Pound)(88,881)   (UK Pound)(61,608)            27,273       44.3
                                                 ================     ================

                                                          Three Months Ended
                                                               June 30,                        Increase/(Decrease)
                                                      2001                  2000            (UK Pound)            %
                                                 ----------------     ----------------   ----------------     --------
Revenues.......................................  (UK Pound)45,659     (UK Pound)38,935    (UK Pound)6,724       17.3%
Operating, selling, general and administrative
  expenses.....................................            39,176               32,149              7,027       21.9
Depreciation and amortization..................            26,667               23,339              3,328       14.3
                                                 ----------------     ----------------
Operating loss.................................           (20,184)             (16,553)             3,631       21.9
                                                 ----------------     ----------------
Interest expense...............................            10,291                8,840              1,451       16.4
Interest expense to affiliate..................               683                    -                683         NM
Investment income..............................               (29)                (467)              (438)     (93.8)
Exchange losses................................             2,999               15,810            (12,811)     (81.0)
                                                 ----------------     ----------------
Loss before income taxes.......................           (34,128)             (40,736)            (6,608)     (16.2)
Income tax expense.............................               (34)                 (71)               (37)     (52.1)
                                                 ----------------     ----------------
Net loss....................................... (UK Pound)(34,162)   (UK Pound)(40,807)            (6,645)     (16.3)
                                                 ================     ================

Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses and depreciation and amortization expense for the six and three months ended June 30, 2001, as compared to the same periods in 2000, are attributable to the continued development of the Company's operations and increased business activity resulting from the growth in the number of subscribers in Cambridge, Teesside and Cablelink.

For the six and three months ended June 30, 2000, certain costs have been reclassified from selling, general and administrative expenses to operating costs to conform to the 2001 classification.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


Selling, general and administrative expense were (UK Pound)39.5 million, (UK Pound)16.7 million, (UK Pound)30.1 million and (UK Pound)17.0 million for the six and three months ended June 30, 2001 and 2000, respectively. Beginning in the fourth quarter of 1999, a subsidiary of NTL began charging the Company for management, financial, legal and technical services it provides to the Company. These charges were (UK Pound)27.3 million, (UK Pound)12.6 million, (UK Pound)6.5 million and (UK Pound)3.7 million for the six and three months ended June 30, 2001 and 2000, respectively. After adjusting for the NTL charges, selling, general and administrative expenses as a percentage of revenues was 13.9%, 8.9%, 30.4% and 34.2% for the six and three months ended June 30, 2001 and 2000, respectively.

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

Interest expense was (UK Pound)20.1 million, (UK Pound)10.3 million, (UK Pound)17.0 million and (UK Pound)8.8 million for the six and three months ended June 30, 2001 and 2000, respectively, representing increases of (UK Pound)3.1 million and (UK Pound)1.5 million as compared to the same periods in 2000. The increases are primarily attributable to the compounding of interest on the 2007 Discount Debentures.

In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL to provide funding of up to IR(UK Pound)300.0 million ((UK Pound)229.5 million), of which IR(UK Pound)63.0 million ((UK Pound)48.2 million) had been borrowed at June 30, 2001. Interest expense to affiliate was (UK Pound)1.2 million and (UK Pound)683,000 for the six and three months ended June 30, 2001, respectively.

Investment income was (UK Pound)148,000, (UK Pound)29,000, (UK Pound)798,000 and (UK Pound)467,000 for the six and three months ended June 30, 2001 and 2000, respectively, representing decreases of (UK Pound)650,000 and (UK Pound)438,000 as compared to the same periods in 2000. The decreases are primarily attributable to decreases in the average cash balances available for investment in 2001 as compared to the same periods in 2000.

Exchange losses were (UK Pound)22.2 million, (UK Pound)3.0 million, (UK Pound)22.5 million and (UK Pound)15.8 million for the six and three months ended June 30, 2001 and 2000, respectively, representing decreases of (UK Pound)300,000 and (UK Pound)12.8 million as compared to the same periods in 2000. The decreases are primarily attributable to fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.6 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)2.9 million. As of June 30, 2001, (UK Pound)615,000 of the provision had been used for employee severance and related costs and approximately 80 employees had been terminated. The remaining restructuring reserve of (UK Pound)7.9 million includes (UK Pound)5.0 million for employees severance and related costs and (UK Pound)2.9 million for lease exit costs.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

In July 2001, (subject to appropriate documentation) the NTL Compensation Committee approved an offer to all NTL employees, except George Blumenthal, the Chairman of the Board, Barclay Knapp, the Chief Executive Officer and the Board of Directors. NTL will offer to re-price some or all options with an exercise price above $20.01 per share to $13.25 per share. For these options for which this offer is accepted, a moratorium will be in effect until January 1, 2003 on further vesting and on all sales of shares that are obtained after re-pricing from the exercise of re-priced options. The expiration date for re-priced options will remain the same but in no event will be earlier than January 30, 2006. In July 2001, there were options to purchase an aggregate of approximately
29.3 million shares of NTL common stock with an average exercise price of $40.11 per share that would be subject to the re-pricing offer. In accordance with APB No. 25 and related interpretations, NTL will account for options that are subject to this offer as a variable plan. Options to purchase an aggregate of approximately 16.5 million shares of NTL common stock at an exercise price of $44.50 per share are already accounted for as a variable plan. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding. The NTL Compensation Committee has taken this action to continue to provide the appropriate performance incentives to those affected.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its results of operations and financial position.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the provisions of the Private Securities Litigation Reform Act of 1995. When used herein, the words "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others: general economic and business conditions, technological developments, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment, interest rate and currency exchange rate fluctuations and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

PART II.      OTHER INFORMATION
--------      -----------------

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
-------       --------------------------------

              (a) Exhibits:

                  None.

              (b) Reports on Form 8-K:

                  During the quarter ended June 30, 2001, the Company filed a current report on Form 8-K dated May 24, 2001 (filed May 24,
                  2001) reporting under Item 5, Other Events, that NTL Incorporated, the public parent company of NTL (Triangle) LLC, announced it signed a Strategic Outsourcing Deal with IBM which covers the provision of Information Technology (IT) services for NTL across the UK and Ireland.

                      No financial statements were filed with this report.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NTL (TRIANGLE) LLC
                                    --------------------------------------------
                                    (Registrant)
                                    By:  NTL Group Limited
                                         Its Sole Managing Member



Date: August 9, 2001                By: /s/ Stephen A. Carter
                                    --------------------------------------------
                                    Stephen A. Carter
                                    (Director and Chief Operating Officer of
                                    NTL Group Ltd., the sole managing member)
                                    on behalf of registrant



Date: August 9, 2001                By: /s/ Robert MacKenzie
                                    --------------------------------------------
                                    Robert MacKenzie
                                    (Director and Secretary of
                                    NTL Group Ltd., the sole managing member)
                                    on behalf of registrant