Form 10-Q
period 2001-09-30
NTL TRIANGLE LLC
filed 2001-11-14
CIK 919957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 2001
                                       OR

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

                              110 East 59th Street
                               New York, NY 10022
                                 (212) 906-8440
--------------------------------------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of Registrant's
                          principal executive offices)
                           __________________________

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

                           __________________________

As of September 30, 2001, there were 800,000 shares of the Registrant's common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's Common Stock. The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION
-------  ----------------------

         Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 September 30, 2001 (Unaudited) and December 31, 2000..........2

                 Condensed Consolidated Statements of Operations
                 for the Nine and Three Months Ended September 30, 2001
                 and 2000 (Unaudited)..........................................3

                 Condensed Consolidated Statement of Shareholder's Equity
                 for the Nine Months Ended September 30, 2001 (Unaudited)......4

                 Condensed Consolidated Statements of Cash Flows for
                 the Nine Months Ended September 30, 2001 and 2000
                 (Unaudited)...................................................5

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

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............9 - 12

PART II. OTHER INFORMATION
-------- -----------------

         Item 6. Exhibits and Reports on Form 8-K.............................13

         SIGNATURES...........................................................14

                                          NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                       FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2001

PART I.    FINANCIAL INFORMATION
-------    ---------------------
ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          -------------------------------------

                                                                                September 30,            December 31,
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
                                                                                  (Unaudited)            (See Note)
                                                                               (in (UK Pound)000's, except share data)
Assets

Current assets
   Cash and cash equivalents................................................   (UK Pound)13,359        (UK Pound)4,706
   Accounts receivable, less allowance for doubtful accounts of
     (UK Pound)10,136 (2001) and (UK Pound)8,914 (2000).....................             21,855                 18,933
   Other current assets.....................................................              5,929                 13,850
                                                                              -----------------      -----------------
       Total current assets.................................................             41,143                 37,489

Property and equipment, net.................................................            473,403                466,157
Intangible assets, net......................................................            363,396                395,683
Other assets, net...........................................................              6,961                 21,276
                                                                              -----------------      -----------------
                                                                              (UK Pound)884,903      (UK Pound)920,605
                                                                              =================      =================

Liabilities and shareholder's equity

Current liabilities
   Accounts payable and accrued expenses....................................   (UK Pound)53,554       (UK Pound)53,268
   Interest payable.........................................................             14,790                  4,883
   Deferred revenue.........................................................             10,803                 14,928
   Due to affiliates........................................................                103                 24,316
   Current portion of long-term debt........................................                867                    662
                                                                              -----------------      -----------------
     Total current liabilities..............................................             80,117                 98,057

Loans from affiliate........................................................             58,194                 25,549

Long-term debt, less current portion........................................            354,500                348,761

Commitments and contingent liabilities

Deferred income taxes.......................................................              8,599                  8,611

Shareholder's equity:
   Common membership interests, (UK Pound).01 par value - authorized and issued
     800,000 shares.........................................................                  8                      8
   Additional capital.......................................................            444,293                394,107
   Accumulated other comprehensive income...................................                207                    746
   (Accumulated deficit) retained earnings..................................            (61,015)                44,766
                                                                              -----------------      -----------------
     Total shareholder's equity.............................................            383,493                439,627
                                                                              -----------------      -----------------
                                                                              (UK Pound)884,903      (UK Pound)920,605
                                                                              =================      =================

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                                                           2

                                         NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                      FORM 10-Q
                                          QUARTER ENDED SEPTEMBER 30, 2001
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   -----------------------------------------------
                                                     (Unaudited)

                                            Nine Months Ended                         Three Months Ended
                                               September 30,                               September 30,
                                       2001                   2000                  2001                 2000
                                 ------------------   -------------------    -----------------   ------------------
                                                                 (in (UK Pound)000's)
Revenue......................... (UK Pound)131,651      (UK Pound)117,291     (UK Pound)43,949     (UK Pound)39,679
                                 ------------------   -------------------    -----------------   ------------------

Costs and expenses
   Operating....................            60,490                 51,128               18,397               20,659
   Selling, general and                     61,029                 50,366               21,482               20,277
     administrative.............
   Other charges................               833                      -                  833                    -
   Depreciation and amortization            76,952                 62,692               25,362               22,600
                                 ------------------   -------------------    -----------------   ------------------
                                           199,304                164,186               66,074               63,536
                                 ------------------   -------------------    -----------------   ------------------

Operating loss..................           (67,653)               (46,895)             (22,125)             (23,857)

Other income (expense)
   Interest expense.............           (30,162)               (26,271)             (10,072)              (9,294)
   Interest expense to affiliate            (2,029)                     -                 (808)                   -
   Investment income............               177                  1,234                   29                  436
   Exchange gains (losses)......            (6,080)               (31,444)              16,076               (8,978)
                                 ------------------   -------------------    -----------------   ------------------
                                           (38,094)               (56,481)               5,225              (17,836)
                                 ------------------   -------------------    -----------------   ------------------

Loss before income taxes........          (105,747)              (103,376)             (16,900)             (41,693)
Income tax (expense) benefit....               (34)                   600                    -                  525
                                 ------------------   -------------------    -----------------   ------------------

Net loss........................ (UK Pound)(105,781)   (UK Pound)(102,776)   (UK Pound)(16,900)   (UK Pound)(41,168)
                                 ==================   ===================    =================   ==================


See accompanying notes.

                                                         3

                                                 NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                              FORM 10-Q
                                                  QUARTER ENDED SEPTEMBER 30, 2001
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                      --------------------------------------------------------
                                                             (Unaudited)
                                                             (in 000's)

                                                                                                  Retained
                                                                                  Accumulated     Earnings
                                                                  Compre-        Other Compre-     (Accum-
                             Common           Additional          hensive          hensive         ulated
                         Shares    Par          Capital            Loss          Income (Loss)     Deficit)           Total
                         ------ ---------  -----------------  ----------------   -------------  --------------    -----------------
Balance at December 31,
  2000..................   800 (UK Pound)8 (UK Pound)394,107                     (UK Pound)746  (UK Pound)44,766  (UK Pound)439,627
  Contribution from NTL
    Group Ltd...........                              50,186                                                                 50,186
  Net loss..............                                     (UK Pound)(105,781)                        (105,781)          (105,781)
  Currency translation
    adjustment..........                                                   (539)          (539)                                (539)
                                                             ------------------
  Comprehensive loss....                                     (UK Pound)(106,320)
                          ---- ----------- ----------------- ------------------  ------------- -----------------  -----------------
Balance at September 30,
  2001..................   800 (UK Pound)8 (UK Pound)444,293                     (UK Pound)207 (UK Pound)(61,015) (UK Pound)383,493
                          ==== =========== =================                     ============= =================  =================


See accompanying notes.

                                                                 4

                                     NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                                  FORM 10-Q
                                       QUARTER ENDED SEPTEMBER 30, 2001
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -----------------------------------------------
                                                 (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                        2001                      2000
                                                                  -----------------         ----------------
                                                                             (in (UK Pound)000's)

Net cash (used in) provided by operating activities.............. (UK Pound)(20,707)        (UK Pound)41,399
                                                                  -----------------         ----------------

Investing activities
   Purchases of marketable securities............................                 -                   (2,166)
   Proceeds from sales of marketable securities..................                 -                    2,199
   Capital expenditures..........................................           (53,810)                 (70,514)
                                                                  -----------------         ----------------

         Net cash used in investing activities...................           (53,810)                 (70,481)
                                                                  -----------------         ----------------

Financing activities
   Proceeds from investment in subsidiary........................                 -                   15,560
   Loans from affiliate..........................................            33,327                        -
   Contribution from NTL Group Limited...........................            50,186                        -
   Principal payments............................................              (337)                  (1,223)
                                                                  -----------------         ----------------

         Net cash provided by financing activities...............            83,176                   14,337
                                                                  -----------------         ----------------

         Effect of exchange rate changes on cash.................                (6)                    (386)
                                                                  -----------------         ----------------

Increase (decrease) in cash and cash equivalents.................             8,653                  (15,131)

Cash and cash equivalents, beginning of period...................             4,706                   27,895
                                                                  -----------------         ----------------

Cash and cash equivalents, end of period.........................  (UK Pound)13,359         (UK Pound)12,764
                                                                  =================         ================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest......................  (UK Pound)20,456            (UK Pound)177



See accompanying notes.

                                                      5

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of NTL (Triangle) LLC (formerly NTL (Bermuda) Limited) (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company is an indirect, wholly-owned subsidiary of NTL Incorporated ("NTL").

     Certain prior period amounts have been reclassified to conform to the current presentation.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 as of January 1, 2002. The Company has not yet completed an analysis of whether goodwill may be impaired under SFAS No. 142; this analysis will be completed during the first six months of 2002 in accordance with the transition provisions of SFAS No. 142. The Company expects to complete an analysis for the fourth quarter of 2001 to determine whether goodwill is impaired under SFAS No. 121. The magnitude of an impairment charge, if any, under either accounting standard cannot be determined at this time.

2.   Comprehensive Loss

     The Company's comprehensive loss for the nine months ended September 30, 2001 and 2000 was (UK Pound)106.3 million and (UK Pound)104.1 million, respectively. The Company's comprehensive loss for the three months ended September 30, 2001 and 2000 was $16.0 million and $42.7 million, respectively.

3.   Restructuring Costs

     Other charges in 2001 are for restructuring costs of (UK Pound)833,000 incurred by NTL Communications (Ireland) Limited (formerly Cablelink Limited), a wholly-owned subsidiary of the Company. This charge consisted of employee severance and related costs of (UK Pound)143,000 for 10 employees who were terminated, and lease exit costs of (UK Pound)690,000. As of September 30, 2001, (UK Pound)79,000 of the provision had been used for employee severance and related costs. The remaining restructuring reserve of (UK Pound)754,000 includes (UK Pound)64,000 for employee severance and related costs and (UK Pound)690,000 for lease exit costs.

     The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.6 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)2.9 million. As of September 30, 2001, (UK Pound)880,000 of the provision had been used for employee severance and related costs and approximately 90 employees had been terminated. The remaining restructuring reserve of (UK Pound)7.7 million includes (UK Pound)4.8 million for employees severance and related costs and (UK Pound)2.9 million for lease exit costs.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   Property and Equipment

     Property and equipment consist of (in (UK Pound)000's):

                                                                      September 30,                December 31,
                                                                          2001                         2000
                                                                  -------------------          -------------------
                                                                        (Unaudited)
     Operating equipment..................................          (UK Pound)519,829            (UK Pound)498,922
     Other equipment......................................                     60,925                       57,125
     Construction in progress.............................                     78,251                       51,652
                                                                  -------------------          -------------------
                                                                              659,005                      607,699
     Accumulated depreciation.............................                   (185,602)                    (141,542)
                                                                  -------------------          -------------------
                                                                    (UK Pound)473,403            (UK Pound)466,157
                                                                  ===================          ===================

5.   Intangible Assets

     Intangible assets consist of (in (UK Pound)000's):

                                                                    September 30,         December 31,
                                                                         2001                 2000
                                                                 ------------------  ------------------
                                                                     (Unaudited)
      Goodwill, net of accumulated amortization of
          (UK Pound)52,456 (2001) and (UK Pound)34,955 (2000)..   (UK Pound)297,452   (UK Pound)314,953
      License acquisition costs, net of accumulated
          amortization of (UK Pound)16,230 (2001)
          and (UK Pound)10,820 (2000)..........................              19,838              25,248
      Customer lists, net of accumulated amortization of
          (UK Pound)13,498 (2001) and (UK Pound)8,365 (2000)...              18,824              23,957
      Other, net of accumulated amortization of (UK
          Pound)31,081 (2001) (UK Pound)26,838 (2000)..........              27,282              31,525
                                                                 ------------------  ------------------
                                                                  (UK Pound)363,396   (UK Pound)395,683
                                                                 ==================  ==================

6.   Joint Purchasing Alliance Agreement

     As of September 30, 2001 and December 31, 2000, other assets include a receivable for a deposit of (UK Pound)7.0 million and (UK Pound)21.3 million, respectively, which will be utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications Limited, a subsidiary of NTL, for combined fixed asset purchases. The Company's original deposit was (UK Pound)51.9 million in March 1999.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


7.   Related Party Transactions

     In October 2000, NTL Communications (Ireland) Limited entered into a loan agreement with a subsidiary of NTL to provide funding of up to (IR Pound)300.0 million ((UK Pound)235.9 million), of which (IR Pound)74.0 million ((UK Pound)58.2 million) and (IR Pound)32.0 million ((UK Pound)25.5 million) had been borrowed at September 30, 2001 and December 31, 2000, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at September 30, 2001 was 5.69%. Accrued interest of (IR Pound)1.0 million ((UK Pound)801,000) and (IR Pound)257,000 ((UK Pound)205,000) was included in due to affiliates in the consolidated balance sheet at September 30, 2001 and December 31, 2000, respectively.

     Since the acquisition of the Company by NTL in October 1998, a subsidiary of NTL has been providing services to and assets for use by the Company. This subsidiary has been charging the Company for these services and assets since the fourth quarter of 1999. The scope of the services and assets provided has increased as the Company has become further integrated with NTL and consequently these charges have increasingly comprised a larger portion of Company's costs. These charges are made by the subsidiary primarily in respect of:

     a) the provision of corporate services, including finance, legal, HR and facility services,
     b) the provision by the subsidiary of IT services and the Company's use of the related IT equipment, and
     c) the use of the national backbone telephony network of the subsidiary for carriage of the Company's telephony traffic, as well as the provision of the technical infrastructure and network capacity for the Company's subscription free Internet service.

     The charges are made on the basis of allocation formulae appropriate to each category of charge. For the nine months ended September 30, 2001 and 2000 the Company was charged (UK Pound)39.8 million and (UK Pound)16.6 million, respectively. For the 2001 amount, (UK Pound)9.9 million was included in operating costs and (UK Pound)29.9 million was included in selling, general and administrative expense. For the 2000 amount, (UK Pound)1.3 million was included in operating costs and (UK Pound)15.3 million was included in selling, general and administrative expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of the management of the Company, these payments are fair and reasonable to the Company.

     In the third quarter of 2001, the Company used cash contributed by its parent, which increased shareholder's equity, to repay primarily all of the due to affiliates balance.

8.   Stock Options

     In September 2000, the NTL Board of Directors approved modifications to certain stock options granted to NTL employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. NTL is accounting for these options as a variable plan beginning in September 2000. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding. The NTL Compensation Committee has taken this action to continue to provide the appropriate performance incentives to those affected.

9.   Contingencies

     The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Overview
--------

NTL (Triangle) LLC (the "Company") is a holding company which holds all of the shares of various companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom ("UK") and Ireland. The Company owns the companies that have franchises for Darlington and Teesside (collectively, "Teesside") and Cambridge in the UK, and NTL Communications (Ireland) Limited (formerly Cablelink Limited) ("Cablelink"), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland.

Liquidity and Capital Resources
-------------------------------

In November 1995, the Company issued $517.3 million principal amount at maturity of 11.20% Senior Discount Debentures due 2007 (the "2007 Discount Debentures"). The carrying value of the 2007 Discount Debentures was (UK Pound)352.1 million and (UK Pound)345.9 million at September 30, 2001 and December 31, 2000, respectively. Interest accreted on the 2007 Discount Debentures at 11.20% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to pay dividends.

The Company currently estimates that it will require approximately (UK Pound)60.0 million from October 1, 2001 through September 30, 2002 for capital expenditures and debt service, net of cash from operations. Management expects that the (UK Pound)60.0 million required will be funded through cash on hand, debt or equity from NTL or its subsidiaries and from the Joint Purchasing Alliance Agreement deposit of (UK Pound)7.0 million. Subsidiaries of the Company and Diamond Cable Communications Limited, a subsidiary of NTL, entered into this agreement in 1999 for joint fixed asset purchases. The Company's ability to meet its long-term liquidity and capital requirements is contingent upon Cambridge, Teesside and Cablelink's ability to generate positive operating cash flow, or, if necessary, to obtain external financing, although there can be no assurance that any such financing will be obtained on acceptable terms and conditions.

In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL to provide funding of up to (IR Pound)300.0 million ((UK Pound)235.9 million), of which (IR Pound)74.0 million ((UK Pound)58.2 million) and (IR Pound)32.0 million ((UK Pound)25.5 million) had been borrowed at September 30, 2001 and December 31, 2000, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR plus 1%. The effective interest rate at September 30, 2001 was 5.69%. Accrued interest of (IR Pound)1.0 million ((UK Pound)801,000) and (IR Pound)257,000 ((UK Pound)205,000) was included in due to affiliates in the consolidated balance sheet at September 30, 2001 and December 31, 2000, respectively.

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash (used in) provided by operating activities amounted to (UK Pound)(20.7) million and (UK Pound)41.4 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net cash provided by operating activities is primarily due to the increase in cash paid during the period for interest and changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)(53.8) million and (UK Pound)70.5 million for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, net cash used in investing activities was entirely used for capital expenditures.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

Net cash provided by financing activities amounted to (UK Pound)83.2 million and (UK Pound)14.3 million for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, net cash provided by financing activities includes (UK Pound)33.3 million in cash received by Cablelink from a subsidiary of NTL and contributions from NTL Group Limited of (UK Pound)50.2 million. Net cash provided by financing activities in the nine months ended September 30, 2000 included (UK Pound)15.6 million in cash received by Cablelink from a subsidiary of NTL.

Results of Operations
---------------------

Consolidated financial information for the Company for the nine and three months ended September 30, 2001 and 2000 is as follows (in (UK Pound)000's, "NM" denotes percentage is not meaningful):

                                                        Nine Months Ended
                                                          September 30,                      Increase/(Decrease)
                                                     2001                 2000              (UK Pound)           %
                                             --------------------- -------------------  -------------------   --------
Revenues....................................    (UK Pound)131,651   (UK Pound)117,291     (UK Pound)14,360       12.2%
Operating, selling, general and
administrative expenses.....................              121,519             101,494               20,025       19.7
Other charges...............................                  833                   -                  833         NM
Depreciation and amortization...............               76,952              62,692               14,260       22.7
                                              -------------------  ------------------
Operating loss..............................              (67,653)            (46,895)              20,758       44.3
                                              -------------------  ------------------
Interest expense............................               30,162              26,271                3,891       14.8
Interest expense to affiliate...............                2,029                   -                2,029         NM
Investment income...........................                 (177)             (1,234)              (1,057)     (85.7)
Exchange losses.............................                6,080              31,444              (25,364)     (80.7)
                                              -------------------  ------------------
Loss before income taxes....................             (105,747)           (103,376)               2,371        2.3
Income tax (expense) benefit................                  (34)                600                 (634)    (105.7)
                                              -------------------  ------------------
Net loss....................................   (UK Pound)(105,781) (UK Pound)(102,776)               3,005        2.9
                                              ===================  ==================

                                                        Three Months Ended
                                                          September 30,                      Increase/(Decrease)
                                                     2001                 2000              (UK Pound)           %
                                             --------------------- -------------------  -------------------   --------
Revenues....................................     (UK Pound)43,949    (UK Pound)39,679      (UK Pound)4,270       10.8%
Operating, selling, general and
administrative expenses.....................               39,879              40,936               (1,057)      (2.6)
Other charges...............................                  833                   -                  833         NM
Depreciation and amortization...............               25,362              22,600                2,762       12.2
                                              -------------------  ------------------
Operating loss..............................              (22,125)            (23,857)              (1,732)      (7.3)
                                              -------------------  ------------------
Interest expense............................               10,072               9,294                  778        8.4
Interest expense to affiliate...............                  808                   -                  808         NM
Investment income...........................                  (29)               (436)                (407)     (93.3)
Exchange (gains) losses.....................              (16,076)              8,978               25,054      279.1
                                              -------------------  ------------------
Loss before income taxes....................              (16,900)            (41,693)             (24,793)     (59.5)
Income tax benefit..........................                    -                 525                 (525)    (100.0)
                                              -------------------  ------------------
Net loss....................................    (UK Pound)(16,900)  (UK Pound)(41,168)             (24,268)     (58.9%)
                                              ===================  ==================

For the nine and three months ended September 30, 2000, certain costs have been reclassified from selling, general and administrative expenses to operating costs to conform to the 2001 classification.

Revenue was (UK Pound)131.7 million, (UK Pound)43.9 million, (UK Pound)117.3 million and (UK Pound)39.7 million for the nine and three months ended September 30, 2001 and 2000, respectively. Revenue increased (UK Pound)14.4 million and (UK Pound)4.2 million in the nine and three months ended September 30, 2001, respectively, as compared to the same periods in 2000, as a result of price increases, upselling new services to customers and from growth in the Company's customer base. Revenue increases in the future

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

are also expected to be achieved by providing new services such as digital television, cable modem and mobile telephone services.

Operating costs (including network costs) were (UK Pound)60.5 million, (UK Pound)18.4 million, (UK Pound)51.1 million and (UK Pound)20.7 million for the nine and three months ended September 30, 2001 and 2000, respectively. Operating costs increased (UK Pound)9.4 million in the nine months ended September 30, 2001 as compared to the same period in 2000. Operating costs decreased (UK Pound)2.3 million in the three months ended September 30, 2001 as compared to the same period in 2000. The increase in the nine month period is the result of increases in interconnection and programming costs due to usage and customer growth. The decrease in the three month period reflects cost savings efforts such as fault reduction and increased field force effectiveness. Operating costs include certain costs which are charged by a subsidiary of NTL for the use of the national backbone telephony network of the subsidiary for carriage of the Company's telephony traffic, as well as the provision of the technical infrastructure and network capacity for the Company's subscription free Internet service. In the nine and three month periods ended September 30, 2001 and 2000, these charges were (UK Pound)9.9 million, (UK Pound)2.6 million, (UK Pound)1.3 million and (UK Pound)764,000, respectively. The increase in these charges is primarily due to the ongoing operating integration of the Company with the rest of NTL, as well as the introduction of the Internet service.

Selling, general and administrative expense were (UK Pound)61.0 million, (UK Pound)21.5 million, (UK Pound)50.4 million and (UK Pound)20.3 million for the nine and three months ended September 30, 2001 and 2000, respectively. Selling, general and administrative expense includes certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Company's use of the related IT equipment. These charges were (UK Pound)29.9 million, (UK Pound)9.9 million, (UK Pound)15.3 million and (UK Pound)9.3 million for the nine and three months ended September 30, 2001 and 2000, respectively. The increase in these charges is primarily due to the ongoing operating integration of the Company with the rest of NTL.

Other charges in 2001 are for restructuring costs of (UK Pound)833,000 incurred by Cablelink. This charge consisted of employee severance and related costs of (UK Pound)143,000 for 10 employees who were terminated, and lease exit costs of (UK Pound)690,000. As of September 30, 2001, (UK Pound)79,000 of the provision had been used for employee severance and related costs. The remaining restructuring reserve of (UK Pound)754,000 includes (UK Pound)64,000 for employee severance and related costs and (UK Pound)690,000 for lease exit costs.

Interest expense was (UK Pound)30.2 million, (UK Pound)10.1 million, (UK Pound)26.3 million and (UK Pound)9.3 million for the nine and three months ended September 30, 2001 and 2000, respectively, representing increases of (UK Pound)3.9 million and (UK Pound)778,000 as compared to the same periods in 2000. The increases are primarily attributable to the compounding of interest on the 2007 Discount Debentures.

In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL to provide funding of up to (IR Pound)300.0 million ((UK Pound)235.9 million), of which (IR Pound)74.0 million ((UK Pound)58.2 million) had been borrowed at September 30, 2001. Interest expense to affiliate was (UK Pound)2.0 million and (UK Pound)808,000 for the nine and three months ended September 30, 2001, respectively.

Investment income was (UK Pound)177,000, (UK Pound)29,000, (UK Pound)1.2 million and (UK Pound)436,000 for the nine and three months ended September 30, 2001 and 2000, respectively, representing decreases of (UK Pound)1.1 million and (UK Pound)407,000 as compared to the same periods in 2000. The decreases are primarily attributable to decreases in the average cash balances available for investment in 2001 as compared to the same periods in 2000.

Exchange gains (losses) were (UK Pound)(6.1) million, (UK Pound)16.1 million, (UK Pound)(31.4) million and (UK Pound)(9.0) million for the nine and three months ended September 30, 2001 and 2000, respectively, representing gains of (UK Pound)25.3 million and (UK Pound)25.1 million as compared to the same periods in 2000. The gains are primarily attributable to fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US dollars. The Company's results of operations will continue to be affected by exchange rate fluctuations.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.6 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)2.9 million. As of September 30, 2001, (UK Pound)880,000 of the provision had been used for employee severance and related costs and approximately 90 employees had been terminated. The remaining restructuring reserve of (UK Pound)7.7 million includes (UK Pound)4.8 million for employees severance and related costs and (UK Pound)2.9 million for lease exit costs.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

In September 2000, the NTL Board of Directors approved modifications to certain stock options granted to NTL employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. NTL is accounting for these options as a variable plan beginning in September 2000. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding. The NTL Compensation Committee has taken this action to continue to provide the appropriate performance incentives to those affected.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No.
121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 as of January 1, 2002. The Company has not yet completed an analysis of whether goodwill may be impaired under SFAS No. 142; this analysis will be completed during the first six months of 2002 in accordance with the transition provisions of SFAS No. 142. The Company expects to complete an analysis for the fourth quarter of 2001 to determine whether goodwill is impaired under SFAS No. 121. The magnitude of an impairment charge, if any, under either accounting standard cannot be determined at this time.

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

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

PART II.      OTHER INFORMATION
--------      -----------------

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
-------       --------------------------------

              (a) Exhibits:

                  None.

              (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                       NTL (TRIANGLE) LLC AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                   SIGNATURES
                                   ----------
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NTL (TRIANGLE) LLC
                                       -----------------------------------------
                                       (Registrant)
                                       By:  NTL Group Limited
                                            Its Sole Managing Member



Date: November 12, 2001                By: /s/  Stephen A. Carter
                                       -----------------------------------------
                                       Stephen A. Carter
                                       (Director and Chief Operating Officer of
                                       NTL Group Ltd., the sole managing member)
                                       on behalf of registrant



Date: November 12, 2001                By: /s/  Stuart Ross
                                       -----------------------------------------
                                       Stuart Ross
                                       (Director and Chief Financial Officer of
                                       NTL Group Ltd., the sole managing member)
                                       on behalf of registrant