Form 10-K
period 2001-12-31
NTL TRIANGLE LLC
filed 2002-04-16
CIK 919957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24792

NTL (Triangle) LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4086747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 East 59th Street
New York, NY 10022
(212) 906-8440
(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☑

      As of April 12, 2002, there were 800,000 membership interests of the Registrant outstanding. The Registrant is an indirect, wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant’s membership interests.

      The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instructions I(2)(b) and I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE

NONE

NTL (TRIANGLE) LLC

2000 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K for the year ended December 31, 2001, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

      Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K as well as: the ability of the Company to continue as a going concern, the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions, technological developments, the Company’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations.

PART I

NTL CORPORATE STRUCTURE

Item 1.     Business

RECENT DEVELOPMENTS

Recapitalization Process

      On January 31, 2002, NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”) announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business. Since then, NTL Incorporated has been evaluating various recapitalization alternatives to effect a comprehensive consensual recapitalization in a timely manner and to minimize negative effects on its business operations. NTL has been engaged in discussions with an unofficial committee of bondholders, the members of which hold a majority in principal amount of the public debt of NTL, and France Telecom, which owns a significant amount of NTL Incorporated’s common and preferred stock. On April 16, we announced that we had reached an agreement in principle with the unofficial committee on a comprehensive recapitalization of NTL. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital

Resources” and “Risk Factors” for a more detailed description of the status of the proposed recapitalization plan and the associated uncertainties.

      NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited) (formerly NTL (Bermuda) Limited) (formerly NTL (Bermuda) LLC) (the “Company” or “NTL Triangle”) is a holding company which holds all of the shares of various companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom and Ireland. The Company owns the companies that have franchises for Darlington and Teesside (collectively “Teesside”) and Cambridge Holding Company Limited (“Cambridge”) in the UK, and NTL Communications (Ireland) Limited (formerly Cablelink Limited) (“Cablelink”), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland. The Company previously owned a 50% interest in Cable London PLC (“Cable London”) which it sold in November 1999 and a 27.5% interest in Birmingham Cable Corporation Limited (“Birmingham Cable”) which it sold in October 1998.

      In July 1999, NTL Communications Corp., an indirect wholly-owned subsidiary of NTL Incorporated, acquired Cablelink for IR£535.18 million (£421.9 million). In December 1999, NTL Communications Corp. sold its 100% interest in Cablelink to the Company for £423.6 million in cash. This transaction was accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a “pooling of interests.” Accordingly, the Company’s financial statements include the results of Cablelink from July 1999.

      In November 1999, the Company converted to a Delaware limited liability company and thereby changed its name to NTL (Triangle) LLC. Under the Delaware Limited Liability Company Act, the Company is deemed to be the same entity as it was prior to the conversion.

      The Company is an indirect wholly-owned subsidiary of NTL Incorporated. NTL (Triangle) LLC’s executive office is located at 110 East 59th Street, New York, NY 10022 and its telephone number is (212) 906-8440.

Item 2.     Properties

      The Company does not own or lease any significant real or personal property other than through its subsidiaries Teesside, Cambridge and Cablelink.

      Teesside, Cambridge and Cablelink own their cable and telephony plant and equipment and generally own or lease, under long-term leases, the head-end and switching node sites. The Company believes that its subsidiaries’ facilities are adequate to serve their existing customers.

Item 3.     Legal Proceedings

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business none of which are expected to have a material adverse effect on its financial position, results of operations or liquidity.

Item 4.     Submission of Matters to a Vote of Security Holders

      Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Shareholder Matters

      The Company is an indirect wholly-owned subsidiary of NTL Incorporated, and there is no market for the Company’s membership interests.

Item 6.     Selected Financial and Other Data

      The following table sets forth certain financial data for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. The information has been derived from and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II Item 8 of this Form 10-K.

	Year Ended December 31,

	2001(1)	2000(1)	1999(1)(2)	1998(3)	1997

	(In thousands)
Statement of Operations Data:
Service income	£180,893	£160,734	£118,963	£77,649	£55,603
Consulting fee income	—	—	—	938	1,059
Operating loss	(381,049)	(80,556)	(35,999)	(15,567)	(22,604)
Equity in net losses of affiliates	—	—	(6,801)	(19,696)	(21,359)
(Loss) income before extraordinary item	(431,048)	(139,424)	329,465	43,205	(67,356)
Extraordinary item	—	—	—	(1,107)	—
Net (loss) income	(431,048)	(139,424)	329,465	42,098	(67,356)
Balance Sheet Data:
At year end:
Working capital (deficiency)(4)	£(355,147)	£(60,568)	£(9,467)	£75,020	£20,838
Total assets	602,729	920,605	901,269	514,802	445,854
Long-term debt including loans from affiliates(4)	67,956	374,310	293,285	259,104	247,970
Contributed capital(5)	493,545	394,115	363,974	359,057	359,049
Retained earnings (accumulated deficit)	(386,282)	44,766	184,190	(145,275)	(187,373)

Notes to Selected Financial and Other Data

(1)	Beginning in the fourth quarter of 1999, an NTL subsidiary began charging the Company for infrastructure and management support services. The Company was charged £60.8 million, £29.7 million and £2.9 million in 2001, 2000 and 1999, respectively. In the fourth quarter of 2001, the Company incurred asset impairment charges of £291.6 million and other charges of £5.7 million.

(2)	In 1999, the Company sold its 50.0% ownership interest in Cable London to Telewest Communications plc for £428.0 million and recognized a gain on the sale of £404.8 million. In addition, the results of operations and financial position include Cablelink beginning July 1999.

(3)	In 1998, the Company sold its 27.5% ownership interest in Birmingham Cable Corporation Limited to Telewest Communications plc for £130.0 million and recognized a gain on the sale of £110.5 million.

(4)	As of December 31, 2001, long-term debt of £358.1 million including 11.2% Senior Discount Debentures due 2007 of £355.7 million and capital lease obligations of £2.4 million have been classified as current liabilities. This classification is due to uncertainties about compliance with the terms and conditions of the debt that would give the holders of the debt the right to accelerate repayment.

(5)	The Company received equity contributions from its parent of £99.4 million and £30.1 million in 2001 and 2000, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Recapitalization Process and Ability to Continue Operations

      The Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions from NTL Communications Corp. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL’s public equity is no longer trading on the New York Stock Exchange, and NTL and its subsidiaries’ debt securities are trading at or near all time lows. These factors, together with the Company’s substantial leverage, mean the Company does not currently have access to its historic sources of capital.

      In addition, NTL’s UK credit facilities are fully drawn and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, NTL had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the sale of its Australian business. NTL and the Company will require cash for working capital and capital expenditures in 2002. If NTL makes scheduled and overdue interest payments on its notes, then NTL will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002.

      The Company does not generate sufficient cash flow from operations to fund its operational expenses and interest payments. The Company has historically met its cash requirements through equity from NTL Incorporated and or NTL Incorporated subsidiaries. Given NTL Incorporated’s liquidity situation, it is likely that it will not be able to provide us with cash at least for the short-term.

      These liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. As a consequence, NTL needs to restructure its outstanding debt and/or raise new funds through the issuance of equity or additional debt.

      On January 31, 2002, NTL Incorporated announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Since then, NTL has been evaluating various recapitalization alternatives to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations.

      On April 16, 2002, NTL announced that NTL and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of NTL. The members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries’ public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

      To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL’s operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with the Company’s bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

      To facilitate the recapitalization, certain members of the unofficial committee of bondholders would commit to provide up to $500 million of new debt financing to NTL’s UK and Ireland operations during the Chapter 11 process and for the post-recapitalized NTL. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations.

      Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets.

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL UK and Ireland common stock, or to receive such cash in the recapitalization. Notes of Diamond Holdings Limited and the Company would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

      Current preferred stockholders other than France Telecom would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that subject to consummation of the recapitalization France Telecom would also receive our 27% interest in Noos, pursuant to a pledge of such interests to France Telecom given at the time of its acquisition by NTL.

      During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that NTL’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

     Bank Waivers

      Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

      But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of NTL’s outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and the Company, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable.

      In connection with the granting of the initial waivers, NTL agreed:

•	to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

      The amended waivers prevent NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. bankruptcy code, without the consent of these lenders.

      As a consequence, we cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of our bank lenders.

      Cablecom GmbH is the principal trading company of NTL’s Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009, entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the over indebtedness is rectified, those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

      NTL is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the over indebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that NTL will reach agreement on the resolution of the over indebtedness issue within the time period required or obtain the requested waivers.

     Interest Payments on Public Notes

      NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.3 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, NTL Communications did not make interest payments falling due on April 15, 2002, totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payment of related fees falling due on April 15, 2002 in respect of their 5 3/4%

Convertible Subordinated Notes due 2011. Those payments were not made after consideration by NTL of requests by the unofficial bondholder committee not to make those payments. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of the Company and NTL Communications.

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under all of NTL’s other notes, except for those issued by the Company, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under NTL’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and could occur under NTL’s Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under NTL’s UK credit facilities have security over the assets of NTL’s UK operating subsidiaries, except for the Diamond and NTL Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

     Credit Rating Downgrades

      On April 3, 2002, credit rating agency Standard & Poor’s lowered NTL’s long-term corporate credit rating to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

     Sale of NTL Australia

      On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$119 million).

      On April 7, 2002, NTL Delaware loaned £90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

     Description of Indebtedness

      In November 1995, the Company issued $517.3 million principal amount at maturity of 11.2% Senior Discount Debentures due 2007 (the “2007 Discount Debentures”). Interest accreted on the 2007 Discount Debentures at 11.2% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures contain restrictive covenants which limit the Company’s ability to pay dividends.

      In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL under which £68.0 million and £25.5 million had been borrowed at December 31, 2001 and 2000, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears beginning March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at December 31, 2001 and 2000 was 5.69% and 4.88%, respectively.

Consolidated Statement of Cash Flows

      Net cash (used in) provided by operating activities amounted to £(45.5) million, £19.7 million and £43.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in net cash provided by operating activities in 2001 as compared to 2000 is primarily due to the increase in cash paid during the period for interest and changes in working capital as a result of the timing of receipts and disbursements. The change in net cash provided by operating activities in 2000 as compared to 1999 is primarily due to the change in the Company’s operating income before depreciation and amortization and changes in working capital as a result of the timing of receipts and disbursements.

      Net cash used in investing activities was £66.9 million, £96.2 million and £103.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash used in investing activities in 2001 and 2000 was primarily used for capital expenditures. Net cash used in investing activities in 1999 includes the Joint Purchasing Agreement deposit of £51.9 million for combined purchases of fixed assets by NTL affiliates, capital expenditures of £57.2 million and the net acquisition costs of Cablelink of £422.1 million, offset by the proceeds from the sale of Cable London of £428.0 million.

      Net cash provided by (used in) financing activities was £142.7 million, £53.5 million and £(15.2) million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash provided by financing activities in 2001 includes £43.8 million in cash received by Cablelink from a subsidiary of NTL and contributions from NTL Group Limited of £99.4 million. Net cash provided by financing activities in 2000 includes contributions from NTL Group Limited of £30.1 million and cash received by Cablelink from a subsidiary of NTL of £24.8 million. Net cash used in financing activities in 1999 includes the repayment of the Company’s 9% Subordinated Notes payable to Comcast UK Holdings, Inc. of £13.1 million.

     Contractual Obligations and Commercial Commitments

      On January 22, 2002, the Securities and Exchange Commission issued FR-61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. The Company’s consolidated contractual obligations are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

      The Company has no significant commercial commitments at December 31, 2001.

      The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2001 and the periods in which payments are due. The entire long-term debt and capital lease obligations have been classified as current due to the uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment.

	Payments Due by Period

		Less than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years

	(In millions)
Long-Term Debt	£355.7	£—	£—	£—	£355.7
Capital Lease Obligations	3.8	1.1	1.4	0.9	0.4
Operating Leases	56.1	4.1	6.9	5.9	39.2
Unconditional Purchase Obligations	3.9	3.9	—	—	—
Other Long-Term Obligations	68.0	—	—	—	68.0
Total Contractual Cash Obligations	£487.5	£9.1	£8.3	£6.8	£463.3

     Critical Accounting Policies

      The consolidated financial statements of the Company and related financial information are based on the application of accounting principles generally accepted in the United States, referred to as GAAP. GAAP requires the use of estimates, assumptions, judgements and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on the Company’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgement and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

•	A subsidiary of NTL provides infrastructure and management support services to the Company. The related charges represent the Company’s portion of costs incurred by the subsidiary of NTL for the benefit of all UK operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge. The allocation is based on management’s judgement of a reasonable methodology given the facts and circumstances.

•	The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the potential inability of its customers to make payments. The allowance is estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•	The Company’s determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. A liability is accrued if the likelihood of an adverse outcome is probable and the amount is estimable.

•	The Company reviews long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. The Company obtained a valuation to assist with the determination of the fair value of long-lived assets and goodwill. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgements and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

•	Fixed assets and intangible assets are assigned useful lives which impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

     Results of Operations

      In December 1999, Cablelink was acquired by the Company from NTL Communications Corp. This transaction was accounted for at historical cost in a manner consistent with a transfer of entities under common control, which is similar to that used in a “pooling of interests.” Accordingly, the Company consolidated the results of operations of Cablelink from July 1999, the date it was originally acquired by NTL Communications Corp.

      Summarized consolidated financial information for the Company for the three years ended December 31, 2001 is as follows (in thousands, “NM” denotes percentage is not meaningful):

	Year Ended December 31,		Increase/(Decrease)

	2001	2000	£	%

Revenues	£180,893	£160,734	£20,159	12.5
Operating, selling, general and administrative expenses	163,758	145,532	18,226	12.5
Asset impairment	291,617	—	291,617	NM
Other charges	5,651	8,543	(2,892)	(33.9)
Depreciation and amortization	100,916	87,215	13,701	15.7

Operating loss	(381,049)	(80,556)	(300,493)	(373.0)

Interest expense	40,466	36,251	4,215	11.6
Interest expense to affiliate	2,951	199	2,752	1,382.9
Investment income	(504)	(1,510)	(1,006)	(66.6)
Exchange losses and other	10,353	27,588	(17,235)	(62.5)

(Loss) before income taxes	(434,315)	(143,084)	(291,231)	(203.5)
Income tax benefit	3,267	3,660	(393)	(10.7)

Net (loss)	£(431,048)	£(139,424)	£(291,624)	(209.2)

	Year Ended December 31,		Increase/(Decrease)

	2000	1999	£	%

Revenues	£160,734	£118,963	£41,771	35.1
Operating, selling, general and administrative expenses	145,532	91,392	54,140	59.2
Other charges	8,543	—	8,543	NM
Depreciation and amortization	87,215	63,570	23,645	37.2

Operating loss	(80,556)	(35,999)	(44,557)	(123.8)

Interest expense	36,251	31,542	4,709	14.9
Interest expense to affiliate	199	—	199	NM
Investment income	(1,510)	(5,429)	(3,919)	(72.2)
Equity in net losses of affiliates	—	6,801	(6,801)	(100.0)
Gain on sale of investments	—	(404,750)	(404,750)	(100.0)
Amalgamation costs	—	145	(145)	(100.0)
Exchange losses and other	27,588	7,584	20,004	263.8

Income (loss) before income taxes	(143,084)	328,108	(471,192)	(143.6)
Income tax benefit	3,660	1,357	2,303	169.7

Net (loss) income	£(139,424)	£329,465	£(468,889)	(142.3)

      Revenue was £180.9 million, £160.7 million and £119.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Revenue increased £20.2 million in 2001 as compared to 2000 as a result of price increases, upselling new services to customers and from growth in the Company’s customer base. Substantially all of the increases in revenues, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from 1999 to 2000 are attributable to the effects of the acquisition of Cablelink, as well as the continued development of the Company’s operations and increased business activity resulting from the growth in number of subscribers in Cambridge, Teesside and Cablelink. Revenue increases in the future are expected to be achieved by providing new services such as digital television, cable modem and mobile telephone services.

      Operating costs (including network costs) were £86.2 million, £65.8 million, and £47.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Operating costs as a percentage of service income was 47.7%, 41.0%, and 39.5% for 2001, 2000 and 1999, respectively. The increase in operating costs from 2000 to 2001 is the result of increases in interconnection and programming costs due to usage and customer growth. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Company’s telephony traffic, as well as the provision of the technical infrastructure and network capacity by NTL for the Company’s subscription free Internet service. In the years ended December 31, 2001 and 2000, these charges were £21.3 million and £5.8 million, respectively. The increase in these charges is primarily due to the ongoing operating integration of the Company with the rest of NTL, as well as the introduction of the Internet service. In the fourth quarter of 2001, the Company’s management adjusted certain operating cost estimates. As a result, the Company recognized increased operating costs of approximately £2.7 million in the fourth quarter of 2001.

      Selling, general and administrative expenses were £77.6 million, £79.7 million and £44.4 million in December 31, 2001, 2000 and 1999, respectively. Selling, general and administrative expense includes certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Company’s use of the related IT equipment. These charges were £39.5 million, £23.9 million and £2.9 million for 2001, 2000 and 1999, respectively. The increase in these charges is primarily due to the ongoing operating integration of the Company with the rest of NTL.

      In 1999 the acquisition of Cablelink was made against a background of increasing consolidation and record valuations in the telecommunications industry. In 2001, the Company performed a review of the recoverability of its long-lived assets and associated goodwill which indicated that the carrying value of certain assets would not be recoverable. As a result of this analysis and review the Company recognized an asset impairment relating to the write-down of goodwill in the fourth quarter of 2001 in the amount of £291.6 million.

      Other charges of £5.7 million in 2001 and £8.5 million in 2000 were allocated to the Company by a subsidiary of NTL. The 2001 expense includes £4.2 million in costs related to information technology integration, as well as costs incurred for business rationalization consulting. The 2001 and 2000 expenses include £1.5 million and £8.5 million, respectively, for the Company’s allocated share of NTL’s UK restructuring costs. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

      Interest expense for the years ended December 31, 2001, 2000 and 1999 was £40.5 million, £36.3 million and £31.5 million, respectively, representing an increase of £4.2 million from 2000 to 2001 and an increase of £4.7 million from 1999 to 2000. The increase from 2000 to 2001 is due to the 2007 Discount Debentures reaching their face value in November 2000. The increase from 1999 to 2000 is primarily attributable to the compounding of interest on the 2007 Discount Debentures. The increase from 1999 to 2000 was partially offset by the repayment of the note payable to Comcast UK Holdings, Inc. in September 1999.

      Interest expense to affiliate was £3.0 million and £199,000 in 2001 and 2000, respectively, due to increased borrowings and a full year of interest in 2001.

      Investment income for the years ended December 31, 2001, 2000 and 1999 was £504,000, £1.5 million and £5.4 million, respectively. The decreases are primarily attributable to decreases in the average cash balances available for investment in 2001, 2000 and 1999 and the termination of loans to Cable London in November 1999.

      Equity in net losses of affiliates for the year ended December 31, 1999 was £6.8 million. Cable London was sold in November 1999.

      Gain on sale of investments of £404.8 million in 1999 is from the sale of Cable London in November 1999.

      The Company incurred £145,000 costs associated with the amalgamation with NTL in the year ended December 31, 1999.

      Exchange losses and other for the years ended December 31, 2001, 2000 and 1999 were £10.4 million, £27.6 million and £7.6 million, respectively. These changes primarily result from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US Dollars. The Company’s results of operations will continue to be affected by foreign exchange rate fluctuations.

     Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (referred to as the FASB) issued Statement of Financial Accounting Standards (referred to as SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. In light of the significant impairment charge that the Company recorded in 2001, the Company does not expect that the adoption of this new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was £30.5 million. The Company expects amortization expense in 2002 will not be significant.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to this exposure, the Company may enter into various derivative transactions pursuant to the Company’s policies and hedging practices. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company’s derivative financial instruments would be controlled through the evaluation and monitoring of the creditworthiness of the counterparties.

Interest Rate Sensitivity

Principal Amount by Expected Maturity
Average Interest Rate and Average Forward Foreign Exchange Rate (US$/ UK Pounds)

	Year Ended December 31,							Fair
								Value
	2002	2003	2004	2005	2006	Thereafter	Total	12/31/01

	(In millions)
Long-Term Debt, including Current Portion
11.20% Senior Discount Debentures due 2007
Fixed Rate	—	—	—	—	—	$517.3	$517.3	$367.3
Average Interest Rate						11.2%
Average Forward Exchange Rate						.7024

Risk factors

We have historically relied on NTL Incorporated and its subsidiaries to meet our cash flow needs. Unless NTL’s proposed recapitalization plan is implemented, it is likely that NTL will not be able to provide us with cash in the future, at least in the short-term.

      We do not generate sufficient cash flow from our operations to fund our operational expenses and interest payments. We have historically met our cash requirements through debt or equity from NTL Incorporated and or NTL Incorporated subsidiaries. Given NTL Incorporated’s liquidity situation, unless its proposed recapitalization plan is implemented, it is likely that it will not be able to provide us with cash at least for the short-term. Given our and NTL Incorporated’s high leverage and current liquidity situation, we may not be able to raise cash through the issuance of debt or equity from banks or other third-party lenders on reasonable terms or at all. If we are unable to find alternative sources of cash, we may become subject to bankruptcy proceedings in the U.S. or the U.K.

We currently have limited liquidity. If NTL is unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

      We have limited liquidity. NTL does not currently have access to its historic sources of liquidity in the capital markets and NTL’s credit facilities are either fully drawn or it is currently unable to access remaining undrawn amounts. If NTL makes scheduled payments of interest and overdue payments of interest, then it will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002. As a consequence, NTL needs to restructure its outstanding debt and/or raise new funds. If NTL cannot restructure its indebtedness or obtain additional liquidity in a timely manner, we may face the possibility of insolvency proceedings in the U.S. or the U.K.

The successful implementation of the proposed recapitalization plan will require the support of NTL’s creditors.

      The completion of the proposed recapitalization plan contemplated by the agreement in principle with the unofficial bondholder committee will require support from NTL’s creditors. Pursuant to the terms of NTL’s credit facilities waivers, the agreement in principle reached with the unofficial committee is subject to the approval of the lenders under NTL’s credit facilities. The proposed recapitalization plan would be implemented pursuant to a Chapter 11 bankruptcy proceeding. Consummation of such a plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm any plan of reorganization NTL agrees with its creditors. Even if such a plan received the necessary support from NTL’s creditors, there can be no assurance that it would be completed. If a protracted reorganization was to occur, or a liquidation would be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

We cannot be certain that NTL’s bank lenders will consent to the proposed recapitalization plan or grant NTL any new waivers it may need.

      Before NTL could commence negotiations with the unofficial committee of bondholders it needed to obtain waivers from the lenders under its credit facilities. These lenders granted waivers which, until April 30, 2002, in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility provide that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt will not constitute an event of default under its credit facilities.

      The waivers prohibit NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. Bankruptcy Code, without the consent of these lenders. If NTL is unable to obtain the consent of the lenders, it will not be able to make a voluntary Chapter 11 filing as contemplated in connection with the proposed plan.

      The waivers in respect of the UK credit facilities, if not extended, will terminate on April 30, 2002, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders have agreed to waive or forbear from exercising in respect of such non-payment, in which case, the waivers will be extended to May 14, 2002. If the waivers terminate and NTL continues to negotiate with bondholders or the non-payment of interest is not cured, there will be events of default under NTL’s credit facilities that will entitle the lenders to accelerate repayment. In addition, the lenders could also seek to take control over the assets over which they hold security in an insolvency proceeding.

NTL did not pay interest due on some of its outstanding notes on April 1 and April 15, 2002; NTL may not cure the existing event of default. NTL may not make future interest payments on most of its outstanding notes.

      NTL Incorporated, NTL (Delaware), Inc. and NTL Communications did not make scheduled interest payments and payments of related fees due April 1 and April 15, 2002.

      If NTL fails to pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), events of default for failure to pay interest would occur under the relevant indentures and, contemporaneously, cross defaults would occur under other of the indentures at NTL Communications, NTL Delaware, NTL Incorporated and under the UK credit facilities and could occur under the Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless we obtain waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to bankruptcy proceedings relating to the entities so affected.

NTL has no current availability under its existing credit facilities.

      NTL has no current ability to borrow under its existing UK credit facilities as it has borrowed the full amounts available. Furthermore, NTL Triangle does not currently have any credit facilities.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

      Media speculation regarding NTL’s financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. For example, one of NTL’s key strategies is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL’s financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if NTL successfully completes the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

      In addition, this uncertainty may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. NTL may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of our business.

      NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future. This has diverted their time and resources from managing the operations of our business. If our senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

      Construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on our indebtedness.

Our growth has been curtailed by funding constraints.

      We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints. As a result, we will be unable to increase our subscriber numbers in the short term and our revenue may be adversely affected. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to service our debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In our residential business in the UK, we expect subscriber numbers to potentially decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

One of our key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

      One of our key strategies is to reduce customer churn. In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across the entire NTL network. NTL does not as yet have an integrated billing and operational platform.

      Another part of our strategy leading to reduction in churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

Failure to successfully market broadband to our existing residential client base will adversely impact our revenue and results of operations.

      A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing residential client base. Broadband usage by residential customers is in its infancy. However, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations will be adversely affected.

We are dependent upon a small number of key personnel.

      A small number of key executive officers manage our businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. We have not entered into written employment contracts or non-compete agreements with, nor have we obtained life insurance policies covering those key executive officers.

Our principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect us.

      Our principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on us.

      We are also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on us.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

      The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in these new services may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

We do not insure the underground portion of our cable network.

      We obtain insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network. Substantially all of our cable network is constructed underground. Any catastrophe that affects our underground cable network could result in substantial uninsured losses.

We are subject to currency risk because we obtain a substantial amount of financing in U.S. dollars but generally generate revenues and incur expenses in other currencies.

      We encounter currency exchange rate risks because we generate revenues and incur construction and operating expenses in other currencies, primarily in pounds sterling and Euro, while we pay interest and principal obligations with respect to most of our existing indebtedness in U.S. dollars. We cannot assure you that the hedging transactions we have entered into or any other hedging transactions we might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar and, to a lesser extent, the Euro, and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar debt will be higher and we will incur currency losses.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Items 10, 11, 12 and 13.

      Omitted, pursuant to General Instruction I(2)(c) of Form 10-K.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following consolidated financial statements of NTL (Triangle) LLC are included in Part II, Item 8:

      (b) (i) The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is included in Part II:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

      (c) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

      (d) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit
No.	EXHIBIT INDEX

2.1	Agreement and Plan of Amalgamation dated 4 February 1998 among NTL Incorporated, NTL (Bermuda) Limited and the Company, as amended (Incorporated by reference to the Registration Statement of NTL Communications Corp. on Form S-4 (File No. 333-64727))
2.2	Deed of Transfer, dated December 13, 1999 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 28, 1999)
3.1	Certificate of Formation, filed with the Delaware Secretary of State on November 12, 1999 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 1999)
3.2	Certificate of Amendment, filed with the Delaware Secretary of State on November 18, 1999 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 1999)
3.3	Operating Agreement of NTL (Triangle) LLC, dated as of November 14, 1999 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 1999)
3.4	Corrected Certificate of Conversion, filed with the Delaware Secretary of State on November 16, 1999 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 1999)
4.1	Instrument defining rights of common membership interests (included in Exhibit 3.3)
4.2	Indenture dated as of November 15, 1995, between the Company and Bank of Montreal Trust Company, as Trustee, with respect to the Company’s 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective November 9, 1995, File No. 33-96932)
10.1	Agreement dated August 14, 1998 among Telewest Communications plc, Telewest Communications Holding Limited, the Company and NTL Incorporated (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K, dated August 18, 1998, File No. 000-22616)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL (TRIANGLE) LLC
(Registrant)

By:	NTL Group Limited

Its Sole Managing Member
(on behalf of Registrant)

/s/ JOHN GREGG

John Gregg
Director

Dated: April 16, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ BARCLAY KNAPP Barclay Knapp	(Director of NTL Group Ltd., the sole managing member)	April 16, 2002

/s/ JOHN GREGG John Gregg	(Director of NTL Group Ltd., the sole managing member)	April 16, 2002

/s/ ROBERT MACKENZIE Robert Mackenzie	(Secretary of NTL Group Ltd., the sole managing member)	April 16, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholder

NTL (Triangle) LLC

      We have audited the accompanying consolidated balance sheets of NTL (Triangle) LLC and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(b)(i). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL (Triangle) LLC and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that NTL (Triangle) LLC will continue as a going concern. As more fully described in Note 1, the Company is a wholly-owned, indirect subsidiary of NTL Incorporated, and has relied on subsidiaries of NTL Incorporated for funding. NTL Incorporated’s substantial leverage, its current debt and equity trading levels and its non-compliance with certain debt covenants in 2002 have eliminated its access to its historic sources of capital. NTL Incorporated has initiated a recapitalization process, the success of which is dependent upon adequate liquidity to complete the process as well as agreement of NTL Incorporated’s creditors and preferred stockholders. These conditions raise substantial doubt about NTL Incorporated’s and the Company’s ability to continue as going concerns. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

New York, New York

April 16, 2002

NTL (TRIANGLE) LLC

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In £000’s, except
	share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	£34,927	£4,706
Accounts receivable, less allowance for doubtful accounts of £9,921 (2001) and £8,914 (2000)	24,962	18,933
Other current assets	7,160	13,850

Total current assets	67,049	37,489
Property and Equipment, Net	473,476	466,157
Intangible Assets, Net	62,204	395,683
Other Assets, Net	—	21,276

	£602,729	£920,605

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	£43,578	£53,268
Interest payable	4,980	4,883
Deferred revenue	11,592	14,928
Due to affiliates	3,265	24,316
Current portion of long-term debt	358,781	662

Total current liabilities	422,196	98,057
Loans from Affiliate	67,956	25,549
Long-term Debt, less current portion	—	348,761
Commitments and Contingent Liabilities
Deferred Income Taxes	5,519	8,611
SHAREHOLDER’S EQUITY
Common membership interests, .01 par value — authorized and issued 800,000 shares	8	8
Additional capital	493,537	394,107
Accumulated other comprehensive (loss) income	(205)	746
(Accumulated deficit) retained earnings	(386,282)	44,766

Total shareholder’s equity	107,058	439,627

	£602,729	£920,605

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In £000’s)
REVENUES
Service income	£180,893	£160,734	£118,963
COSTS AND EXPENSES
Operating	86,207	65,843	47,034
Selling, general and administrative	77,551	79,689	44,358
Asset impairment	291,617	—	—
Other charges	5,651	8,543	—
Depreciation and amortization	100,916	87,215	63,570

	561,942	241,290	154,962

OPERATING LOSS	(381,049)	(80,556)	(35,999)
OTHER (INCOME) EXPENSE
Interest expense	40,466	36,251	31,542
Interest expense to affiliate	2,951	199	—
Investment income	(504)	(1,510)	(5,429)
Equity in net losses of affiliates	—	—	6,801
Gain on sale of investments	—	—	(404,750)
Amalgamation costs	—	—	145
Exchange losses and other	10,353	27,588	7,584

	(53,266)	62,528	(364,107)

(Loss) income before income taxes	(434,315)	(143,084)	328,108
Income tax benefit	3,267	3,660	1,357

NET (LOSS) INCOME	£(431,048)	£(139,424)	£329,465

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In £000’s)
OPERATING ACTIVITIES
Net (loss) income	£(431,048)	£(139,424)	£329,465
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	100,916	87,215	63,570
Asset impairment	291,617	—	—
Amortization of premium on foreign exchange contracts	—	2,308	2,770
Non-cash interest expense	—	30,860	30,851
Non-cash investment income	—	—	(1,870)
Gain on sale of investment	—	—	(404,750)
Exchange losses (gains)	10,372	25,904	4,994
Equity in net losses of affiliates	—	—	6,801
Other	601	(1,551)	(1,116)

	(27,542)	5,312	30,715
Accounts receivable and other current assets	281	(20,867)	360
Accounts payable and other current liabilities	(18,260)	35,233	12,022

Net cash (used in) provided by operating activities	(45,521)	19,678	43,097

INVESTING ACTIVITIES
Acquisition, net of cash acquired	(2,726)	—	(422,070)
Proceeds from sale of affiliate	—	—	428,018
Fixed asset deposit with affiliate	—	—	(51,915)
Capital expenditures	(64,192)	(96,226)	(57,216)
Additions to deferred charges	—	—	(94)
Purchase of marketable securities	—	(2,166)	—
Proceeds from sales of marketable securities	—	2,199	—

Net cash (used in) investing activities	(66,918)	(96,193)	(103,277)

FINANCING ACTIVITIES
Principal payments	(566)	(1,448)	(15,215)
Loans from affiliates	43,800	24,784	—
Contributions from NTL Group Limited	99,430	30,141	—

Net cash provided by (used in) financing activities	142,664	53,477	(15,215)

Effect of exchange rate changes on cash	(4)	(151)	(161)

(Decrease) Increase in Cash and Cash Equivalents	30,221	(23,189)	(75,556)
Cash and Cash Equivalents, beginning of year	4,706	27,895	103,451

Cash and Cash Equivalents, end of year	£34,927	£4,706	£27,895

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

					Accumulated
	Common			Comprehensive	Other
			Additional	Income	Comprehensive
	Shares	Par	Capital	(Loss)	(Loss)	(Deficit)	Total

	(in £000’s)
Balance, December 31, 1998	800	£8	£359,049			£(145,275)	£213,782
Pooling of interest acquisition			4,917				4,917
Net income				£329,465		329,465	329,465
Currency translation adjustment				(189)	£(189)		(189)

Comprehensive income				£329,276			—

Balance, December 31, 1999.	800	8	363,966		(189)	184,190	547,975
Contributions from NTL Group Ltd.			30,141				30,141
Net loss				£(139,424)		(139,424)	(139,424)
Currency translation adjustment				935	935		935

Comprehensive loss				£(138,489)

Balance, December 31, 2000	800	8	394,107		746	44,766	439,627
Contributions from NTL Group Ltd.			99,430				99,430
Net loss				£(431,048)		(431,048)	(431,048)
Currency translation adjustment				(951)	(951)		(951)

Comprehensive loss				£(431,999)

Balance, December 31, 2001	800	£8	£493,537		£(205)	£(386,282)	£107,058

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Amalgamation with NTL Incorporated

      NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited) (formerly NTL (Bermuda) Limited) (formerly NTL (Bermuda) LLC) (the “Company”) and its subsidiaries are principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom (“UK”) and Ireland. The Company owns the companies that have franchises for Darlington and Teesside (collectively, “Teesside”) and Cambridge Holding Company Limited (“Cambridge”) in the UK, and NTL Communications (Ireland) Limited (formerly Cablelink Limited) (“Cablelink”), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland. The Company previously owned a 50% interest in Cable London PLC (“Cable London”) which it sold in November 1999 and a 27.5% interest in Birmingham Cable Corporation Limited (“Birmingham Cable”) which it sold in October 1998.

      In November 1999, the Company converted to a Delaware limited liability company and thereby changed its name to NTL (Triangle) LLC. Under the Delaware Limited Liability Company Act, the Company is deemed to be the same entity as it was prior to the conversion.

      On October 29, 1998, NTL Incorporated (“NTL”), NTL (Bermuda) Limited, a wholly-owned subsidiary of NTL, and Comcast UK Cable Partners Limited (“Partners”) consummated a transaction (the “Amalgamation”), whereby NTL (Bermuda) Limited merged with Partners.

      Immediately following the Amalgamation, the Company and Bank of Montreal Trust Company, as trustee, executed a First Supplemental Indenture (the “First Supplemental Indenture”) relating to Partner’s 11.20% Senior Discount Debentures due 2007 (the “Debentures”), which provided for the assumption by the Company of the liabilities and the obligations of Partners under the Indenture, dated as of November 15, 1995, governing the Debentures (together with the First Supplemental Indenture, the “Indenture”) and the Debentures issued pursuant thereto. The First Supplemental Indenture likewise provides that the Company shall succeed to, and be substituted for, and may exercise every right and power of, Partners under the Indenture and the Debentures.

      Pursuant to then existing arrangements between Partners and Telewest Communications plc (“Telewest”), a co-owner of interests in Cable London and Birmingham Cable, Telewest had certain rights to acquire either or both of Partner’s interests in these systems as a result of the Amalgamation. On August 14, 1998, Partners and NTL entered into an agreement (the “Telewest Agreement”) with Telewest relating to Partner’s ownership interests in Birmingham Cable, Partner’s and Telewest’s respective ownership interests in Cable London and certain other related matters. Pursuant to the Telewest Agreement, in October 1998, Partners sold its 27.5% ownership interest in Birmingham Cable to Telewest for £125.0 million, plus £5.0 million for certain subordinated debt and fees. The Company recorded a gain of £110.5 million on the sale. Additionally, in November 1999, the Company sold its 50% ownership interest in Cable London to Telewest for £428.0 million in cash. The Company recorded a gain of £404.8 million on the sale.

     Recapitalization Process and Ability to Continue Operations

      The Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions from NTL Communications Corp. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies.

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NTL’s public equity is no longer trading on the New York Stock Exchange, and NTL and its subsidiaries’ debt securities are trading at or near all time lows. These factors, together with the Company’s substantial leverage, mean the Company does not currently have access to its historic sources of capital.

      In addition, NTL’s UK credit facilities are fully drawn and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, NTL had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the sale of its Australian business. NTL will require cash for working capital and capital expenditures in 2002. If NTL makes scheduled and overdue interest payments on its notes, then NTL will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002.

      These liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. As a consequence NTL needs to restructure its outstanding debt and/or raise new funds through the issuance of equity or additional debt.

      On January 31, 2002, NTL Incorporated announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Since then, NTL has been evaluating various recapitalization alternatives to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations.

      On April 16, 2002, NTL announced that NTL and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of NTL. The members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries’ public bonds. The recapitalization would result in a conversion of approximately $10.8 billion in debt into equity.

      To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL’s operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with the Company’s bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

      To facilitate the recapitalization, certain members of the unofficial committee of bondholders would commit to provide up to $500 million of new debt financing to NTL’s UK and Ireland operations during the Chapter 11 process and for the post-recapitalized NTL. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations.

      Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets.

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL UK and Ireland common stock, or to receive such cash in the recapitalization.

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes of Diamond Holdings Limited and the Company would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

      Current preferred stockholders other than France Telecom would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that subject to consummation of the recapitalization France Telecom would also receive our 27% interest in Noos, pursuant to a pledge of such interests to France Telecom at the time of its acquisition by NTL.

      During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that NTL’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

     Bank Waivers

      Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

      But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of NTL’s outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and the Company, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable.

      In connection with the granting of the initial waivers, NTL agreed:

•	to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

      The amended waivers prevent NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. bankruptcy code, without the consent of these lenders.

      As a consequence, we cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of our bank lenders.

      Cablecom GmbH is the principal trading company of NTL’s Swiss operations. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009, entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the over indebtedness is rectified, those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

      NTL is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the over indebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that NTL will reach agreement on the resolution of the over indebtedness issue within the time period required or obtain the requested waivers.

     Interest Payments on Public Notes

      NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.3 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, NTL Communications did not make interest payments and payments of related fees falling due on April 15, 2002,

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments falling due on April 15, 2002 in respect of their 5 3/4% Convertible Subordinated Notes due 2011. Those payments were not made after consideration by NTL of requests by the unofficial bondholder committee not to make those payments. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of the Company and NTL Communications.

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under all of NTL’s other notes, except for those issued by the Company, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under NTL’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and could occur under NTL’s Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under NTL’s UK credit facilities have security over the assets of NTL’s UK operating subsidiaries, except for the Diamond and NTL Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

     Credit Rating Downgrades

      On April 3, 2002, credit rating agency Standard & Poor’s lowered NTL’s long-term corporate credit rating to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

     Relationship with Suppliers

      The uncertainty over NTL’s financial condition may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our results of operations.

     Sale of NTL Australia

      On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$119 million).

      On April 7, 2002, NTL Delaware loaned £90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

      As of December 31, 2001, long-term debt of £358.1 million including notes payable of £355.7 million have been classified as current liabilities. This classification is due to uncertainties about compliance with the terms and conditions of the debt that would give the holders of the debt the right to accelerate repayment.

Basis of Presentation

      As indicated above, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Due to uncertainties about the compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment, all of the Company’s long-term debt has been classified as current.

2.     Summary of Significant Accounting Policies

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions impact, among others, the following: the amounts charged to the Company by a subsidiary of NTL for infrastructure and management support services to the Company, the amount of uncollectible accounts receivable, the amount to be paid for other liabilities and estimates related to the value of long-lived assets and goodwill. Actual results could differ from those estimates.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Foreign Currency Translation

      The financial statements of Cablelink have been translated into UK pounds sterling in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the results of operations as incurred.

     Cash Equivalents

      Cash equivalents are short-term, highly liquid investments with maturities of three months or less when purchased. Cash equivalents of £247,000 and £443,000 at December 31, 2001 and 2000, respectively, consist principally of commercial paper, time deposits and money market funds.

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Investments in Affiliates

      Investments in entities in which the Company had the ability to exercise significant influence over the operating and financial policies of the investee were accounted for under the equity method. Equity method investments were recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and dividends received. The differences between the Company’s recorded investments and its proportionate interests in the book value of the investees’ net assets were being amortized to equity in net losses of affiliates over the remaining original lives of the related franchises of eight years.

     Property and Equipment

      Property and equipment is stated at cost. Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment — 6 to 40 years and other equipment — 3 to 40 years.

     Intangible Assets

      Intangible assets include goodwill, license acquisition costs, customer lists and other deferred charges. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the period benefited of 15 years. License acquisition costs represent the portion of the purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining lives of the licenses at acquisition of 5 years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 5 years. The other deferred charges are amortized on a straight-line basis primarily over 12 to 15 years.

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

     Derivative Financial Instruments

      The Company may use derivative financial instruments to manage its exposure to fluctuations in foreign currency exchange rates. Derivative financial instruments entered into by the Company are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company’s risks relating to foreign currency exchange rates, and, through market value and sensitivity analysis, maintain a high correlation to the underlying value of the hedged item. For those instruments that do not meet the above criteria, variations in their fair value would be marked-to-market on a current basis in the Company’s consolidated statement of operations.

      The Company does not hold or issue any derivative financial instruments for trading or speculative purposes and is not a party to leveraged instruments. The credit risks associated with the Company’s derivative financial instruments would be controlled through the evaluation and monitoring of the creditworthiness of the counterparties.

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      Service income is recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned.

     Cable Television System Costs, Expenses and Revenues

      The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable television, telephone and telecommunications systems in accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies.”

3.     Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. In light of the significant impairment charge that the Company recorded in 2001, the Company does not expect that the adoption of this new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was £30.5 million. The Company expects amortization expense in 2002 will not be significant.

4.     Asset Impairment

      As of December 31, 2001, the Company performed an assessment of the carrying values of its long-lived assets including goodwill. This assessment was initiated because of the decline in NTL’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s analysis, the book value of NTL’s net assets significantly exceeded its market capitalization. Based upon these indications, the Company performed an analysis of the realizable value of its investments in consolidated entities. The fair value of the Company’s investments was determined by discounting the Company’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of goodwill of £291.6 million in the fourth quarter of 2001 as a result of this analysis and review.

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Joint Purchasing Alliance Agreement

      At December 31, 2000, other assets include a receivable for a deposit of £21.3 million, which was utilized under a Joint Purchasing Alliance Agreement entered into between subsidiaries of the Company and Diamond Cable Communications Limited, a subsidiary of NTL, for combined fixed asset purchases. The Company’s original deposit was £51.9 million in March 1999. In 2001, the remaining funds were used for purchases or returned.

6.     Property and Equipment

      Property and equipment consists of (in £000’s):

	December 31,

	2001	2000

Operating equipment	£561,252	£498,922
Other equipment	44,643	57,125
Construction in progress	65,727	51,652

	671,622	607,699
Accumulated depreciation	198,146	(141,542)

	£473,476	£466,157

7.     Intangible Assets

      Intangible assets consist of (in £000’s):

	December 31,

	2001	2000

Goodwill, net of accumulated amortization of none (2001) and £34,955 (2000)	£1,190	£314,953
License acquisition costs, net of accumulated amortization of £18,034 (2001) and £10,820 (2000)	18,034	25,248
Customer lists, net of accumulated amortization of £15,210 (2001) and £8,365 (2000)	17,112	23,957
Other, net of accumulated amortization of £32,495 (2001) and £26,838 (2000)	25,868	31,525

	£62,204	£395,683

8.     Long-term Debt

     2007 Discount Debentures

      In November 1995, the Company received net proceeds of approximately $291.1 million (£186.9 million) from the sale of its 2007 Discount Debentures in a public offering ($517.3 million principal at maturity). Interest accreted on the 2007 Discount Debentures at 11.20% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The carrying value of the 2007 Discount Debentures was £355.7 million and £345.9 million as of December 31, 2001 and 2000, respectively.

      The 2007 Discount Debentures contain restrictive covenants which limit the Company’s ability to enter into arrangements for the sale of assets, mergers, the incurrence of additional debt and the payment of dividends.

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Other

      In 2000, Cambridge repaid the balance due under its two bank loans of £433,000. Also included in long-term debt at December 31, 2001 and 2000 are capital lease obligations of £3.1 million and £3.5 million, respectively.

      As of December 31, 2001, long-term debt of £358.1 million including the 2007 Discount Debentures of £355.7 million and capital lease obligations of £2.4 million have been classified as current liabilities. This classification is due to uncertainties about compliance with the terms and conditions of the debt that would give the holders of the debt the right to accelerate repayment.

9.     Related Party Transactions

      In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL under which £68.0 million and £25.5 million had been borrowed at December 31, 2001 and 2000, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears beginning March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at December 31, 2001 and 2000 was 5.69% and 4.88%, respectively. Accrued interest of £916,000 and £205,000 was included in due to affiliates in the consolidated balance sheet at December 31, 2001 and December 31, 2000, respectively.

      Since the acquisition of the Company by NTL in October 1998, a subsidiary of NTL has been providing infrastructure and management support services to the Company. Benefits include usage of NTL network assets, network maintenance, marketing and shared overhead. Additionally, during 2001 certain elements of the Company’s network operations and customer operations have been integrated with NTL’s national and regional operations in order for the Company to gain the advantage of NTL’s scale.

      The related charges, which began in the fourth quarter of 1999, represent the Company’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Company was charged £60.8 million, £29.7 million and £2.9 million in 2001, 2000 and 1999, respectively. For 2001 £21.3 million was included in operating costs and £39.5 million was included in selling, general and administrative expense. For 2000 £5.8 million was included in operating costs and £23.9 million was included in selling general and administrative expense. For 1999 £2.9 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation method is reasonable.

      As of December 31, 2001, the due to affiliates balance include payments made to third parties on behalf of the Company by a subsidiary of NTL. The Company has reduced direct transaction with third parties as a result of the continued integration of the Company with NTL. The Company has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Company represent directly attributable expenses incurred by the Company.

      Other charges of £5.7 million in 2001 and £8.5 million in 2000 were allocated to the Company by a subsidiary of NTL. The 2001 expense includes £4.2 million in costs related to information technology integration, as well as costs incurred for business rationalization consulting. The 2001 and 2000 expense include £1.5 million and £8.5 million, respectively, for the Company’s allocated share of NTL’s UK restructuring costs. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, the Company has received from its parent, in the form of equity contributions, cash of £129.6 million which exceeds the allocated costs charged to the Company.

      Investment income includes £1.9 million of interest income in 1999 relating to the loans to Birmingham Cable and Cable London.

      Notes payable to Comcast U.K. Holdings, Inc. consisted of 9% Subordinated Notes payable of £13.1 million which the Company repaid at maturity in September 1999. During the year ended December 31, 1999, interest expense on the Notes was £822,000.

10.     Stock Options

      The Company has not granted any stock options nor have there been any stock options of the Company outstanding since it was acquired by NTL in October 1998.

      Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for employee stock options granted by NTL for shares of NTL common stock under the fair value method of that Statement. The pro forma expense is allocated to the Company on the same basis as other payroll and related expenses. The fair value for these options was estimated by NTL at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.47%, 5.30% and 6.81%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company’s common stock of ..702, .385 and .336, respectively, and a weighted-average expected life of the and options of 10 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because stock options granted by NTL have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options granted by NTL.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the years ended December 31, 2001, 2000 and 1999 are not likely to be representative of the pro forma effects on net loss in future years. Following is the Company’s pro forma information:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Net (loss) income	£(431.0)	£(139.4)	£329.5
Pro forma net (loss) income	£(443.4)	£(153.3)	£325.1

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes are as follows (in £000’s):

	December 31,

	2001	2000

Deferred tax liabilities:
Intangibles	£5,571	£7,828
Fixed asset depreciation	3,872	3,492

Total deferred tax liabilities	9,443	11,320
Deferred tax assets:
Net operating loss carryforwards	12,303	9,711
Differences between book and tax basis of property	38,155	32,947
Other	3,412	1,844

Total deferred tax assets	53,870	44,502
Less: Valuation allowance	(49,946)	(41,793)

Net deferred tax assets	3,924	2,709

Net deferred tax liabilities	£5,519	£8,611

      The Company’s wholly-owned subsidiaries have a deferred tax asset arising from the carryforward of net operating losses and the differences between the book and tax basis of property. However, a valuation allowance has been recorded as the realization of the deferred tax assets is uncertain.

12.     Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

      Current assets and current liabilities: The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, interest payable, deferred revenue and due to affiliates reported in the balance sheet approximate fair value due to the short-term maturities of these assets and liabilities.

      Long-term debt: The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The carrying amount of the loans from affiliate approximates the fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. At December 31, 2001 and 2000, the estimated fair values of the Company’s long-term debt were £252.6 million and £322.3 million, respectively.

      The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to this exposure, the Company entered into various derivative transactions pursuant to the Company’s policies and hedging practices. Positions were monitored using techniques including market value and sensitivity analyses. During 1995, the Company entered into foreign exchange put option contracts (“FX Puts”) to limit the Company’s exposure to the risk that the eventual cash outflows related to the Company’s long-term debt denominated in currencies other than its functional currency (which is the UK Pound) are adversely affected by changes in exchange rates. The Company had £250.0 million notional

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of FX Puts to purchase United States dollars at an exchange rate of $1.35 per £1.00. In November 2000, the Company sold all of its FX Puts with a carrying value of £110,000 for £21,000, and recognized a loss on the sale of £89,000. Premiums paid for the FX Puts of £13.9 million were included in other assets in the Company’s consolidated balance sheet, net of related amortization. These premiums were being amortized over the terms of the related contracts of five years.

13.     Statement of Cash Flows — Supplemental Information

      The Company made cash payments for interest of approximately £40.8 million, £367,000 and £691,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company’s wholly-owned subsidiaries incurred capital lease obligations of £139,000 during the year ended December 31, 1999.

14.     Commitments and Contingencies

      As of December 31, 2001, the Company was committed to purchase approximately £3.9 million for equipment and services.

      Certain of the Company’s facilities and equipment are held under operating or capital leases which expire in 2033.

      A summary of assets held under capital lease are as follows (in £000’s):

	December 31,

	2001	2000

Land, buildings and equipment	£11,647	£11,647
Less: Accumulated depreciation	(7,234)	(6,185)

	£4,413	£5,462

      Future minimum rental payments at December 31, 2001 are as follows (in £000’s). The capital lease payments in the table reflect the contractual obligation, but the entire present value of minimum commitments has been classified as current.

	Capital	Operating
	Leases	leases

Year Ending December 31:
2002	£1,067	£4,052
2003	749	3,651
2004	651	3,311
2005	517	2,963
2006	377	2,936
Thereafter	400	39,180

Total minimum rental commitments	3,761	£56,093

Less: Amount representing interest	(698)

Present value of minimum rental commitments	3,063
Less: Current portion of capital lease obligations	(3,063)

Long-term portion of capital lease obligations	£—

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental expense for the years ended December 31, 2001, 2000 and 1999 was £3.7 million, £4.0 million and £2.7 million, respectively.

      The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

15.     Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter(1)	Year

	(In £000’s)
2001
Revenues	£42,043	£45,659	£43,949	£49,242	£180,893
Operating loss	(25,344)	(20,184)	(22,125)	(313,396)	(381,049)
Net loss	(54,719)	(34,162)	(16,900)	(325,267)	(431,048)
2000
Revenues	£38,677	£38,935	£39,679	£43,443	£160,734
Operating loss	(6,485)	(16,553)	(23,857)	(33,661)	(80,556)
Net loss	(20,801)	(40,807)	(41,168)	(36,648)	(139,424)

(1)	In the fourth quarter of 2001, the Company incurred asset impairment charges of £291,617,000 and other charges of £5,651,000.

NTL (TRIANGLE) LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2000 and 1999

		Additions	(Deductions
	Balance at	Charged to	from)		Balance
	Beginning	Costs and	Additions to		at End
	of Year	Expenses	Reserves		of Year

	(In £000’s)
Allowance for Doubtful Accounts
2001	£8,914	£6,055	£(5,048	)(a)	£9,921
2000	9,452	3,149	(3,687	)(b)	8,914
1999	2,840	3,129	3,483	(c)	9,452

(a)	Uncollectible accounts written-off, net of recoveries of £4,956,000 and £92,000 foreign exchange currency translation adjustments.

(b)	Uncollectible accounts written-off, net of recoveries of £3,677,000 and £10,000 foreign exchange currency translation adjustments.

(c)	Uncollectible accounts written-off, net of recoveries of £1,038,000 and £172,000 foreign exchange currency translation adjustments, offset by £4,693,000 allowance for doubtful accounts as of the acquisition date of Cablelink.