Form 10-Q
period 2002-03-31
NTL TRIANGLE LLC
filed 2002-07-01
CIK 919957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

MARCH 31, 2002

OR

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to ___________

Commission File Number 0-24792

NTL (TRIANGLE) LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4086747 (I.R.S. Employer Identification No.)

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

Yes	No

As of June 28, 2002, there were 800,000 shares of the Registrant’s common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s membership interests. The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001	2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (Unaudited)	3

Condensed Consolidated Statement of Shareholder’s Equity for the Three Months Ended March 31, 2002 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 28

Risk Factors	28

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	33

SIGNATURES	34

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(See Note)
	(in £000’s, except share data)
Assets

Current assets

Cash and cash equivalents	£45,706	£34,927

Accounts receivable, less allowance for doubtful accounts of £10,356 (2002) and £9,921 (2001)	23,414	24,962

Other current assets	6,221	7,160

Total current assets	75,341	67,049

Property and equipment, net	468,141	473,476

Intangible assets, net	59,078	62,204

	£602,560	£602,729

Liabilities and shareholder’s equity

Current liabilities

Accounts payable and accrued expenses	£36,962	£43,578

Interest payable	15,247	4,980

Deferred revenue	14,131	11,592

Due to affiliates	13,492	3,265

Current portion of long-term debt	365,715	358,781

Total current liabilities	445,547	422,196

Loans from affiliate	70,614	67,956

Long-term debt, less current portion	–	–

Commitments and contingent liabilities

Deferred income taxes	5,314	5,519

Shareholder’s equity:

Common membership interests, £.01 par value – authorized and issued 800,000 shares	8	8

Additional capital	493,537	493,537

Accumulated other comprehensive income	(205)	(205)

(Accumulated deficit)	(412,255)	(386,282)

Total shareholder’s equity	81,085	107,058

	£602,560	£602,729

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in £000’s)
Revenue	£47,120	£42,043

Costs and expenses

Operating	22,733	19,609

Selling, general and administrative	16,205	22,855

Other charges	1,113	–

Depreciation and amortization	15,255	24,923

	55,306	67,387

Operating loss	(8,186)	(25,344)

Other income (expense)

Interest expense	(10,210)	(9,799)

Interest expense to affiliate	(750)	(538)

Investment income	384	119

Exchange (losses)	(7,418)	(19,157)

	(17,994)	(29,375)

Loss before income taxes	(26,180)	(54,719)

Income tax benefit	207	–

Net loss	£(25,973)	£(54,719)

See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)
(in 000’s)

					Accumulated
				Compre-	Other Compre-	(Accum-
	Common		Additional	hensive	hensive	ulated
	Shares	Par	Capital	Loss	(Loss)	Deficit)	Total

Balance at December 31, 2001	800	£8	£493,537		£(205)	£(386,282)	£107,058

Net loss				£(25,973)		(25,973)	(25,973)

Comprehensive loss				£(25,973)

Balance at March 31, 2002	800	£8	£493,537		£(205)	£(412,255)	£81,085

      See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in £000’s)
Net cash provided by (used in) operating activities	£19,395	£(3,231)

Investing activities

Capital expenditures	(10,885)	(12,039)

Net cash used in investing activities	(10,885)	(12,039)

Financing activities

Loans from affiliate	2,706	20,576
Principal payments	(431)	(314)

Net cash provided by financing activities	2,275	20,262

Effect of exchange rate changes on cash	(6)	(15)

Increase in cash and cash equivalents	10,779	4,977
Cash and cash equivalents, beginning of period	34,927	4,706

Cash and cash equivalents, end of period	£45,706	£9,683

Supplemental disclosure of cash flow information

Cash paid during the period for interest	£–	£–

See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NTL (Triangle) LLC (formerly NTL (Bermuda) Limited) (“NTL Triangle” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Company is an indirect, wholly-owned subsidiary of NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”).

As indicated below, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to the current presentation.

2.        Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL Triangle and NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Company historically incurred operating losses and negative operating cash flow. In addition, the Company has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions and loans from NTL Communications Corp. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

As of March 31, 2002, NTL Triangle had approximately £45.7 million in cash and cash equivalents. NTL Triangle may require additional cash in the twelve months from April 1, 2002 to March 31, 2003. NTL Incorporated expects to obtain a DIP Facility (as described below) to meet the potential cash requirements of it and its subsidiaries, excluding Cablecom. NTL Incorporated also expects that the DIP Facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries, including NTL Triangle, upon the completion of the reorganization process. Management of NTL Triangle believes that cash and cash equivalents at March 31, 2002 and the cash expected to be available from the DIP Facility and the exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from April 1, 2002 to March 31, 2003.

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL has been informed that the members of the unofficial steering committee of bondholders currently own, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

On January 31, 2002 NTL Incorporated announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

Liberty Media Corporation (“Liberty”), one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. Subsequent to April 18, 2002, Liberty has continued discussions with NTL with respect to Cablecom.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL announced that it had reached a comprehensive agreement in principle with the committee (holding over 50% of the face value of NTL and its subsidiaries’ public bonds) and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL Incorporated’s credit facilities gave their approval in principle (on a non-legally binding basis) to NTL’s proposed plan of reorganization.

On June 21, 2002, the United States Trustee appointed an official creditors’ committee, comprised of the three indenture trustees for the publicly traded debt of NTL and the ten members of the steering committee of bondholders. The members of the official creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisors, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; Mackay Shields LLC; SAB Capital Management L.P.; and W.R. Huff Asset Management Co., LLC.

The recapitalization plan, if implemented, would result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, NTL would be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes.

To implement the proposed recapitalization, on May 8, 2002 NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL Triangle and NTL’s operating subsidiaries were not included in the Chapter 11 filing. The reorganization plan contemplates that the bank debt will remain in place as part of the recapitalization. On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court has scheduled July 12, 2002 for a hearing to consider approval of the amended joint reorganization plan and disclosure statement. A copy of the Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries and the related Disclosure Statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on May 28, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. NTL’s Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

In connection with the proposed joint reorganization plan, certain members of the unofficial committee of bondholders have committed to provide up to $500 million of new debt financing to NTL and certain of its subsidiaries during the Chapter 11 process and for the post-recapitalized NTL, subject to bankruptcy court approval. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. The bankruptcy court has set July 2, 2002 as the date to consider approval of the DIP Facility, which has been agreed in principle with NTL and the prospective lenders under the facility. Despite such agreement, however, GE Capital, the sole holder of the 5 3/4% Convertible Subordinated Notes due 2011, and Wilmington Trust Company, the trustee, have objected to the DIP Facility.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Triangle and Diamond Holdings Limited, an indirect wholly-owned subsidiary of NTL Incorporated, would remain outstanding and interest payments will be made.

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights (to be priced at a $10.5 billion enterprise value of NTL UK and Ireland) entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share, subject to anti-dilution adjustments. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same securities exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL.

Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition by NTL.

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Section 1129 of the United States Bankruptcy Code requires, among other things, a showing that confirmation of the proposed recapitalization plan will not be followed by liquidation or the need for further financial reorganization of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited or Diamond Holdings Limited, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive in a liquidation under Chapter 7 of the United States Bankruptcy Code. Although NTL believes that the proposed recapitalization plan will meet these tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its noteholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non- payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

NTL (TRIANGLE) LLC AND SUBSIDIARIES FORM 10-Q QUARTER ENDED MARCH 31, 2002 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the bankruptcy court. On May 2, 2002, a memorandum was executed by NTL, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which NTL’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL (Delaware), Inc.’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge only if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility which, together with the implementation of an intra-group transaction, resolved its overindebtedness. The agreement included a waiver by the lenders of various additional covenant breaches under the credit facility. Temporary measures were put in place to ensure that Cablecom’s overindebted subsidiaries were not required to institute insolvency proceedings. On June 28, 2002, the commercial registry in Switzerland confirmed the registration of the merger on July 26 and 27, 2002 of three subsidiaries of Cablecom into Cablecom or another member of the Cablecom group, which mergers resolved the problem of overindebtedness in respect of those three subsidiaries. With respect to the remaining three subsidiaries which were affected by the overindebtedness issue, subordination agreements were reached, precluding the need to notify the judge of the overindebtedness.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. NTL Communications Corp. also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL (Delaware), Inc. did not make interest payments and payment of related fees falling due on April 15, 2002, totaling $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. In addition, NTL Communications Corp. did not make the scheduled interest payments due May 15, 2002 in the aggregate amount of $65.0 million, in respect of its 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under NTL’s UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the NTL’s long-term corporate credit rating to D from CCC—, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$581 million (US$306 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$120 million).

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group, Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc. and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

It has been agreed to engage UBS Warburg LLC by August 31, 2002 to advise in connection with an outside investment in, or sale of all or part of, Cablecom. As part of this process, NTL (Delaware), Inc. and certain of its subsidiaries have agreed to approve any such outside investment or sale, which is acceptable to the lenders under the Cablecom credit facility.

It has also been agreed that if such a sale of all or part of Cablecom is consummated on or before August 31, 2003, the lenders under the Cablecom credit facility will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and other expenses and taxes of the sale. There can be no assurance that any outside investment in, or sale of all or part of, Cablecom pursuant to the Cablecom credit facility will be on terms that are favorable to NTL and such investment or sale could have a material adverse effect on NTL’s finances and business. In particular, in the current environment, NTL’s shareholding in Cablecom may have little or no value, which may result in NTL receiving little or no consideration for its equity interest in Cablecom.

Further, if a third party makes an investment in Cablecom there can be no assurance that NTL will be able to maintain its ability to direct the management of Cablecom.

Uncertainty Related to Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

3.        Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in £000’s).

	Three Months Ended March 31,

	2002	2001

Net loss – as reported	£(25,973)	£(54,719)

Amortization of:

Goodwill	—	5,834

License acquisition costs	—	1,804

	—	7,638

Net loss – as adjusted	£(25,973)	£(47,081)

4.        Comprehensive Loss

Consolidated comprehensive loss for the three months ended March 31, 2002 and 2001 was £26.0 million and £55.5 million, respectively.

5.        Property and Equipment

Property and equipment consist of (in £000’s):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Operating equipment	£590,738	£552,713

Other equipment	46,593	46,644

Construction in progress	41,022	72,265

	678,353	671,622

Accumulated depreciation	(210,212)	(198,146)

	£468,141	£473,476

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.        Intangible Assets

Intangible assets consist of (in £000’s):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Intangible assets not subject to amortization:

Goodwill	£1,190	£1,190

License acquisition costs, net of accumulated amortization of £18,034 (2002) and £18,034 (2001)	18,034	18,034

Intangible assets subject to amortization:

Customer lists, net of accumulated amortization of £16,921 (2002) and £15,210 (2001)	15,401	17,112

Other, net of accumulated amortization of £33,910 (2002) £32,495 (2001)	24,453	25,868

	£59,078	£62,204

7.        Related Party Transactions

In October 2000, the Company's wholly-owned subsidiary NTL Communications (Ireland) Limited ("Cablelink") entered into a loan agreement with a subsidiary of NTL under which £70.6 million and £68.0 million had been borrowed at March 31, 2002 and December 31, 2001, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at March 31, 2002 and December 31, 2001 was 4.32% and 5.69%, respectively. Accrued interest of £745,000 and £916,000 was included in due to affiliates in the consolidated balance sheet at March 31, 2002 and December 31, 2001, respectively.

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

The related charges, which began in the fourth quarter of 1999, represent the Company’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Company was charged £17.1 million and £16.0 million for the three months ended March 31, 2002 and 2001, respectively. For 2002, £6.8 million was included in operating costs and £10.3 million was included in selling, general and administrative expense. For 2001, £5.0 million was included in operating costs and £11.0 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of the management of the Company, the allocation method is reasonable.

As of March 31, 2002 and December 31, 2001, the due to affiliates balance include payments made to third parties on behalf of the Company by a subsidiary of NTL. The Company has reduced direct transactions with third parties as a result of the continued integration of the Company with NTL. The Company has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Company represent directly attributable expenses incurred by the Company.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Through March 31, 2002, the Company has received from its parent, in the form of equity contributions, cash of £129.6 million which exceeds the aggregate allocated costs charged to the Company.

8.        Long-term Debt

Long-term debt consists of (in £000’s):

	March 31,	December 31,
	2002	2001

	(Unaudited)
11.2% Senior Discount Debentures	£363,032	£355,718

Capital lease obligations	2,683	3,063

	365,715	358,781

Less current portion	(365,715)	(358,781)

	£–	£–

Due to uncertainties about the compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment, all of the Company’s long-term debt has been classified as current. (See Note 2.)

9.      Contingencies

The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NTL (Triangle) LLC (“NTL Triangle” or the “Company”) is a holding company which holds all of the shares of various companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom (“UK”) and Ireland. The Company owns the companies that have franchises for Darlington and Teesside (collectively, “Teesside”) and Cambridge in the UK, and NTL Communications (Ireland) Limited (formerly Cablelink Limited) (“Cablelink”), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland.

Liquidity and Capital Resources

Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”), NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL Triangle and NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Company historically incurred operating losses and negative operating cash flow. In addition, the Company has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions and loans from NTL Communications Corp. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s debt securities are trading at or near all time lows. These factors, together with the NTL’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

As of March 31, 2002, NTL Triangle had approximately £45.7 million in cash and cash equivalents. NTL Triangle may require additional cash in the twelve months from April 1, 2002 to March 31, 2003. NTL Incorporated expects to obtain a DIP Facility (as described below) to meet the potential cash requirements of it and its subsidiaries, excluding Cablecom. NTL Incorporated also expects that the DIP Facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries, including NTL Triangle, upon the completion of the reorganization process. Management of NTL Triangle believes that cash and cash equivalents at March 31, 2002 and the cash expected to be available from the DIP Facility and the exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from April 1, 2002 to March 31, 2003.

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL has been informed that the members of the unofficial steering committee of bondholders currently own, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

On January 31, 2002 NTL Incorporated announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

Liberty Media Corporation (“Liberty”), one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. Subsequent to April 18, 2002, Liberty has continued discussions with NTL with respect to Cablecom.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL announced that it had reached a comprehensive agreement in principle with the committee (holding over 50% of the face value of NTL and its subsidiaries’ public bonds) and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL Incorporated’s credit facilities gave their approval in principle (on a non-legally binding basis) to NTL’s proposed plan of reorganization.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

On June 21, 2002, the United States Trustee appointed an official creditors’ committee, comprised of the three indenture trustees for the publicly traded debt of NTL and the ten members of the steering committee of bondholders. The members of the official creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisors, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; Mackay Shields LLC; SAB Capital Management L.P.; and W.R. Huff Asset Management Co., LLC.

The recapitalization plan, if implemented, would result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, NTL would be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes.

During the recapitalization process, it is anticipated that NTL’s operations will continue uninterrupted, customer service will be unaffected, suppliers will be paid in the ordinary course and NTL’s management will remain in place.

To implement the proposed recapitalization, on May 8, 2002 NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL Triangle and NTL’s operating subsidiaries were not included in the Chapter 11 filing. The reorganization plan contemplates that the bank debt will remain in place as part of the recapitalization. On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court has scheduled July 12, 2002 for a hearing to consider approval of the amended joint reorganization plan and disclosure statement. A copy of the Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries and the related Disclosure Statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on May 28, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. NTL’s Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

In connection with the proposed joint reorganization plan, certain members of the unofficial committee of bondholders have committed to provide up to $500 million of new debt financing to NTL and certain of its subsidiaries during the Chapter 11 process and for the post-recapitalized NTL, subject to bankruptcy court approval. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. The bankruptcy court has set July 2, 2002 as the date to consider approval of the DIP Facility, which has been agreed in principle with NTL and the prospective lenders under the facility. Despite such agreement, however, GE Capital, the sole holder of the 5 3/4% Convertible Subordinated Notes due 2011, and Wilmington Trust Company, the trustee, have objected to the DIP Facility.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Triangle and Diamond Holdings Limited, an indirect wholly-owned subsidiary of NTL Incorporated, would remain outstanding and interest payments will be made.

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights (to be priced at a $10.5 billion enterprise value of NTL UK and Ireland) entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share, subject to anti-dilution adjustments. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same securities exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL.

Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to consummation of the recapitalization France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition by NTL.

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

Section 1129 of the United States Bankruptcy Code requires, among other things, a showing that confirmation of the proposed recapitalization plan will not be followed by liquidation or the need for further financial reorganization of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited or Diamond Holdings Limited, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive in a liquidation under Chapter 7 of the United States Bankruptcy Code. Although NTL believes that the proposed recapitalization plan will meet these tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its noteholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non- payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the bankruptcy court. On May 2, 2002, a memorandum was executed by NTL, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which NTL’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL (Delaware), Inc.’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge only if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility which, together with the implementation of an intra-group transaction, resolved its overindebtedness. The agreement included a waiver by the lenders of various additional covenant breaches under the credit facility. Temporary measures were put in place to ensure that Cablecom’s overindebted subsidiaries were not required to institute insolvency proceedings. On June 28, 2002, the commercial registry in Switzerland confirmed the registration of the merger on July 26 and 27, 2002 of three subsidiaries of Cablecom into Cablecom or another member of the Cablecom group, which mergers resolved the problem of overindebtedness in respect of those three subsidiaries. With respect to the remaining three subsidiaries which were affected by the overindebtedness issue, subordination agreements were reached, precluding the need to notify the judge of the overindebtedness.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. NTL Communications Corp. also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL (Delaware), Inc. did not make interest payments and payment of related fees falling due on April 15, 2002, totaling $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. In addition, NTL Communications Corp. did not make the scheduled interest payments due May 15, 2002 in the aggregate amount of $65.0 million, in respect of its 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under NTL’s UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the NTL’s long-term corporate credit rating to D from CCC—, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$581 million (US$306 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$120 million).

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group, Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc. and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

It has been agreed to engage UBS Warburg LLC by August 31, 2002 to advise in connection with an outside investment in, or sale of all or part of, Cablecom. As part of this process, NTL (Delaware), Inc. and certain of its subsidiaries have agreed to approve any such outside investment or sale, which is acceptable to the lenders under the Cablecom credit facility.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

It has also been agreed that if such a sale of all or part of Cablecom is consummated on or before August 31, 2003, the lenders under the Cablecom credit facility will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and other expenses and taxes of the sale. There can be no assurance that any outside investment in, or sale of all or part of, Cablecom pursuant to the Cablecom credit facility will be on terms that are favorable to NTL and such investment or sale could have a material adverse effect on NTL’s finances and business. In particular, in the current environment, NTL’s shareholding in Cablecom may have little or no value, which may result in NTL receiving little or no consideration for its equity interest in Cablecom.

Further, if a third party makes an investment in Cablecom there can be no assurance that NTL will be able to maintain its ability to direct the management of Cablecom.

Description of Outstanding Notes

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

In October 2000, the Company's wholly-owned subsidiary NTL Communications (Ireland) Limited ("Cablelink") entered into a loan agreement with a subsidiary of NTL under which £70.6 million and £68.0 million had been borrowed at March 31, 2002 and December 31, 2001, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at March 31, 2002 and December 31, 2001 was 4.32% and 5.69%, respectively. Accrued interest of £745,000 and £916,000 was included in due to affiliates in the consolidated balance sheet at March 31, 2002 and December 31, 2001, respectively.

Contractual Obligations and Commercial Commitments

The Company has no significant commercial commitments as of March 31, 2002.

The following table includes aggregate information about the Company’s contractual obligations as of March 31, 2002 and the periods in which payments are due. Due to uncertainties about the compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment, all of the Company’s long-term debt has been classified as current.

	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

	(In millions)
Long-Term Debt	£433.6	£—	£—	£—	£433.6

Capital Lease Obligations (1)	3.8	1.1	1.4	0.9	0.4

Operating Leases (1)	55.6	4.0	6.9	5.9	38.8

Unconditional Purchase Obligations	2.2	2.2	—	—	—

Other Long-Term Obligations	None	—	—	—	—

Total Contractual Cash Obligations	£495.2	£7.3	£8.3	£6.8	£472.8

(1)	These amounts are as of December 31, 2001 which are not significantly different from March 31, 2002.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Condensed Consolidated Statements of Cash Flows

Net cash provided by (used in) operating activities amounted to £19.4 million and £(3.2) million for the three months ended March 31, 2002 and 2001, respectively. The increase in net cash provided by operating activities is primarily due to a £10.2 million increase in due to affiliates and changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to £10.9 million and £12.0 million for the three months ended March 31, 2002 and 2001, respectively, primarily for continuing fixed asset purchases and construction. The Company expects to further reduce purchases of fixed assets in 2002 in an effort to conserve cash.

Net cash provided by financing activities amounted to £2.3 and £20.3 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used in financing activities of £431,000 and £314,000 in the three months ended March 31, 2002 and 2001, respectively, was for principal payments. During the three months ended March 31, 2002 and 2001, net cash provided by financing activities includes £2.7 million and £20.6 million, respectively, in cash received by Cablelink under a loan agreement with a subsidiary of NTL.

Results of Operations

Consolidated financial information for the Company for the three months ended March 31, 2002 and 2001 is as follows (in £000’s, “NM” denotes percentage is not meaningful):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2002	2001	£	%

Revenues	£47,120	£42,043	5,077	12.1

Operating, selling, general and administrative expenses	38,938	42,464	(3,526)	(8.3)

Other charges	1,113	–	1,113	NM

Depreciation and amortization	15,255	24,923	(9,668)	(38.8)

Operating loss	(8,186)	(25,344)	(17,158)	(67.7)

Interest expense	10,210	9,799	411	4.2

Interest expense to affiliate	750	538	212	39.4

Investment income	(384)	(119)	265	222.7

Exchange losses	7,418	19,157	(11,739)	(61.3)

Loss before income taxes	(26,180)	(54,719)	(28,539)	(52.2)

Income tax benefit	207	–	207	NM

Net loss	£(25,973)	£(54,719)	(28,746)	(52.5)

We expect our growth in 2002 to be curtailed by funding constraints. Although our current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, our cash constraints present many challenges to the successful execution of the plan. We are conserving cash through a reduction in capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations while reducing the number of new customers, we must reduce and limit customer churn. We intend to continue to improve our customer service and increase our service offering to customers in an effort to curtail and reduce churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Our plan to reduce churn and to increase ARPU includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our ARPU and results of operations will be adversely affected.

Media speculation regarding our financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. One of the key strategies in our business plan is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the effect of that publicity on our brand name, we may find it difficult to convince SMEs to become our customers. We believe our recapitalization process and the general climate for alternative telecom carriers effected our revenues in the first quarter of 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even if we successfully complete the recapitalization process, there is no assurance that the negative publicity will not adversely impact our results of operations or have a long-term negative effect on our brand.

In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

Revenue for the three months ended March 31, 2002 and 2001 was £47.1 million, and £42.0 million, respectively, representing an increase of 12.1%. The increase in revenue was due to price increases and upselling new services to customers. The increase was partially offset by a reduction in the customer base due to disconnects and a reduction in sales activity.

Operating costs (including network expenses) for the three months ended March 31, 2002 and 2001 was £22.7million, and £19.6 million, respectively, representing an increase of 15.9%. The increase in operating costs are a result of increased interconnection and television programming costs. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Company’s telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for the Company’s subscription free Internet service. In the three months ended March 31, 2002 and 2001, these charges were £6.8 million and £5.0 million, respectively. The increase in these charges is primarily due to the ongoing operating integration of the Company with the rest of NTL, as well as the introduction of the Internet service.

Selling, general and administrative expenses for the three months ended March 31, 2002 and 2001 were £16.2 million and £22.9 million, respectively, representing a decrease of 29.1%. The reduction in selling, general and administrative expenses is primarily a result of the continued progress NTL has made in improving efficiencies and reducing costs. Selling, general and administrative expenses include certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including the Company’s use of the related IT equipment. These charges were £10.3 million and £11.0 million in the three months ended March 31, 2002 and 2001, respectively.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Depreciation and amortization expense for three months ended March 31, 2002 and 2001 was £15.3 million and £24.9 million, respectively, representing a decrease of £9.7 million. The Company adopted SFAS No. 142 on January 1, 2002, which ended the amortization of goodwill and other indefinite lived intangible assets. Depreciation and amortization expense in the three months ended March 31, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of £7.6 million, would have been £17.3 million. The decrease in 2002 as compared to 2001 as adjusted is primarily due to an increase in fully depreciated telecommunications and cable television equipment.

Other charges in 2002 are for restructuring costs consisting of employee severance and related costs of £1.1 million incurred by Cablelink for 55 employees.

Interest expense was £10.2 million and £9.8 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of £411,000.

Interest expense to affiliate was £750,000 and £538,000 for the three months ended March 31, 2002 and 2001, respectively, due to increased borrowings since March 31, 2001.

Investment income was £384,000 and £119,000 for the three months ended March 31, 2002 and 2001, respectively, representing an increase of £265,000. The increase is primarily attributable to increases in the average cash balances available for investment in 2002 as compared to the same period in 2001.

Exchange losses were £7.4 million and £19.2 million for the three months ended March 31, 2002 and 2001, respectively. The change is primarily attributable to fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US dollars. The Company’s results of operations will continue to be affected by exchange rate fluctuations.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in millions).

	Three Months Ended March 31,

	2002	2001

Net loss – as reported	£(25,973)	£(54,719)

Amortization of:

Goodwill	—	5,834

License acquisition costs	—	1,804

	—	7,638

Net loss – as adjusted	£(25,973)	£(47,081)

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the provisions of the Private Securities Litigation Reform Act of 1995. When used herein, the words “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the ability of the Company to continue as a going concern; the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions, technological developments, the Company’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations.. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

Risk Factors

We have historically relied on NTL Incorporated and its subsidiaries to meet our cash flow needs. Unless NTL’s proposed recapitalization plan is implemented, it is likely that NTL will not be able to provide us with cash in the future, at least in the short-term.

We do not generate sufficient cash flow from our operations to fund our operational expenses and interest payments. We have historically met our cash requirements through debt or equity from NTL Incorporated and or other NTL Incorporated subsidiaries. Given NTL’s liquidity situation, unless its proposed recapitalization plan is implemented, it is likely that NTL will not be able to provide us with cash at least for the short-term.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

We currently have limited liquidity. If NTL is unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

We have limited liquidity. NTL does not currently have access to its historic sources of liquidity in the capital markets and NTL’s credit facilities are either fully drawn or it is currently unable to access remaining undrawn amounts. As a consequence, NTL needs to restructure its outstanding debt and/or raise new funds. On May 8, 2002 NTL filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. On May 24, 2002, NTL filed an amended plan, which sets forth the joint reorganization plan, subject to court approval, to which NTL, an unofficial committee of its public bondholders and France Telecom, a significant holder of NTL Incorporated’s preferred stock, have agreed in principle. A steering committee of the lending banks under NTL’s credit facilities has given its agreement in principle (on a non-legally binding basis) to the terms of the proposed plan of reorganization. However, the proposed plan of reorganization remains subject to a favorable vote of NTL’s impaired creditors and bankruptcy court approval. NTL may also face the possibility of insolvency proceedings in the UK or elsewhere.

The successful implementation of the proposed recapitalization plan will require the support of NTL’s creditors.

The completion of the proposed recapitalization plan contemplated by the agreement in principle with the unofficial bondholder committee will require support from NTL’s creditors and holders of NTL Incorporated’s preferred stock, including France Telecom. The proposed recapitalization plan will be implemented pursuant to a Chapter 11 bankruptcy proceeding. Consummation of the proposed recapitalization plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the United States bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm the proposed recapitalization plan. Even if such a plan receives the necessary support from many classes of NTL’s creditors, there can be no assurance that it will be completed. If a protracted reorganization were to occur, or a liquidation would be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

Despite an agreement in principle between NTL and its prospective lenders under the DIP facility, there can be no assurance that a definitive agreement will be reached which may adversely affect reorganized NTL’s ability to access sufficient liquidity to continue ordinary operations.

Despite an agreement in principle between NTL and the prospective lenders under the DIP facility, GE Capital, the sole holder of the 5 3/4% Convertible Subordinated Notes due 2011, and Wilmington Trust Company, the trustee, have objected to the terms of the DIP Facility. There can be no assurance that a definitive agreement will be reached with the prospective lenders or that the objections by Wilmington Trust Company and GE Capital will not continue to delay or prevent the entering by the United States Trustee of the final order approving the terms of the DIP Facility as it is currently drafted. Failure to reach an agreement or obtain a final order may have an adverse affect on NTL’s ability to access sufficient liquidity to continue ordinary operations.

NTL is in default under its credit facilities.

Before NTL could commence negotiations with the unofficial committee of bondholders it needed to obtain waivers from the lenders under its credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provided that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt would not constitute an event of default under its credit facilities.

The UK credit facilities waivers terminated on April 29, 2002, as a result of which, there was an event of default under each of the credit facilities with respect to the missed interest payments on April 1, 2002. In addition, NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

NTL did not pay interest due on some of its outstanding notes on April 1, 2002, April 15, 2002 and May 15, 2002, and NTL does not plan to make future interest payments on most of its outstanding notes.

NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. did not make scheduled interest payments and payments of related fees due on April 1, 2002, April 15, 2002 and May 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL Triangle. As a result of the Chapter 11 filing, this debt is immediately due and payable.

NTL has no current availability under its existing credit facilities.

NTL has no current ability to borrow under its existing UK credit facilities, as it has borrowed the full amounts available. With respect to the Cablecom credit facility, the term tranche is fully drawn and the revolving tranche has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite percentage of lenders under the facility. If that facility is not refinanced or Cablecom cannot be sold, the Cablecom credit facility is due to be repaid on April 30, 2003. Without substantial investment from a third party or further borrowing, Cablecom would be unable to repay the facility which would have a material adverse effect on its business.

It is likely NTL will lose its net operating loss carryforwards for U.S. income tax purposes in connection with the proposed recapitalization plan.

A restructuring of NTL’s debt can be expected to give to rise to cancellation of indebtedness (“COD”), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the United States Bankruptcy Code, would be non-taxable. If the COD is non-taxable, NTL will be required to reduce its net operating loss carryforwards and other attributes such as capital loss carryforwards and tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful completion of the proposed plan of recapitalization, NTL will have no U.S. net operating loss carryforwards.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

Adverse publicity or news coverage regarding NTL’s financial condition, NTL’s Chapter 11 bankruptcy filing and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may effect our reputation. For example, one of NTL’s key strategies is to increase penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL’s financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if NTL successfully completes the recapitalization process, there is no assurance that it will not adversely impact results of operations or have a long-term effect on our brand.

In addition, this uncertainty may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of our business.

NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future. This has diverted their time and resources from managing the operations of our business. If NTL’s senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

Construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur.

Our growth has been curtailed by funding constraints.

We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints. As a result, we will be unable to increase our subscriber numbers in the short term and our revenue may be adversely affected. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to service our debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In our consumer business in the UK, we expect subscriber numbers to decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

One of our key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

One of our key strategies is to reduce customer churn. In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across the entire NTL network. NTL does not yet have an integrated billing and operational platform.

Another part of our strategy leading to reduction in churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

Failure to successfully market broadband to our existing consumer client base will adversely impact our revenue and results of operations.

A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing consumer client base. However, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations will be adversely affected.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

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

We encounter currency exchange rate risks because we generate revenues and incur construction and operating expenses in pounds sterling and Euro, while we pay interest and principal obligations with respect to most of our existing indebtedness in U.S. dollars. We cannot assure you that hedging transactions we might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar debt will be higher and we will incur currency losses.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Defense of putative class action suits filed against NTL Incorporated and certain of its officers and directors could have a negative impact on NTL’s businesses.

The putative class action lawsuits filed against NTL Incorporated and certain of its officers and directors which were commenced by seven of its purported security holders, on behalf of certain purchasers of NTL Incorporated’s securities may have a negative impact on our results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The claims arising out of the remaining suits against NTL Incorporated will be discharged if the proposed recapitalization plan is confirmed by the bankruptcy court. The claims arising out of the suits against the individual officers and directors remain and will not be discharged under the recapitalization plan. Defense of such suits may divert these officers’ or directors’ time and resources from managing the operations of NTL’s business. If these officers and directors spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL (TRIANGLE) LLC

(Registrant)

By: NTL Group Limited

Its Sole Managing Member

Date: June 28, 2002	By: /s/ Barclay Knapp

Barclay Knapp

(Director of NTL Group Ltd., the sole

managing member)

Date: June 28, 2002	By: /s/ John Gregg

John Gregg

(Director of NTL Group Ltd., the sole

managing member)