Form 10-K
period 2002-12-31
NTL TRIANGLE LLC
filed 2003-03-31
CIK 919957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes   No X

As of March 31, 2003, there were 800,000 membership interests of the Registrant outstanding. The Registrant is an indirect, wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant’s membership interests.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) to Form 10-K and is filing this Form 10-K with the reduced disclosure format set forth in General Instruction I(2) thereto.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K as well as: the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions, technological developments, the Company’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

In this Annual Report on Form 10-K, the Company, we, us and our refer to NTL (Triangle) LLC and its subsidiaries except where we expressly state that we are only referring to NTL (Triangle) LLC or the context otherwise requires that we are only referring to NTL (Triangle) LLC and “NTL” refers to NTL Incorporated and its consolidated subsidiaries except where we expressly state that we are only referring to NTL Incorporated or the context otherwise requires that we are only referring to NTL Incorporated.

i

PART I

NTL CORPORATE STRUCTURE

The following chart shows on a condensed basis the corporate structure of NTL through which its operations are conducted, as of January 10, 2003. This chart does not show NTL’s operating or other intermediate companies.

*	Includes Diamond Holdings, the issuer of the 10% Senior Notes due 2008 and 9-1/8% Senior Notes due 2008 and Diamond Cable Communications Limited.

**	Includes the subsidiaries which secure NTL’s Senior Credit Facility and Working Capital Credit Facility

***	Includes us, the issuer of the 11.2% Senior Discount Debentures due 2007, and our subsidiaries

Item 1. Business

RECENT DEVELOPMENTS

NTL’s Completed Restructuring

     We are an indirect, wholly-owned subsidiary of NTL Incorporated. On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries filed a pre-arranged joint reorganization plan, referred to in this annual report as the Plan, under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing, nor were the operating subsidiaries of NTL Incorporated and NTL Europe, Inc. The Plan became effective on January 10, 2003, at which time NTL Incorporated, our indirect parent company, emerged from Chapter 11 reorganization.

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets including our ultimate parent company. Prior to consummation of the Plan, we were a wholly-owned, indirect subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets.

History

     NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited) (formerly NTL (Bermuda) Limited) (formerly NTL (Bermuda) LLC) (the “Company” or “NTL Triangle”) is a holding company which holds all of the shares of various companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom and Ireland. The Company owns the companies that have franchises to provide telecommunications services in Darlington and Teesside (collectively “Teesside”) and Cambridge in the UK, and NTL Communications (Ireland) Limited (formerly Cablelink Limited) (“Cablelink”), which owns the companies that provide telecommunications services in Dublin, Galway and Waterford, Ireland.

     In July 1999, the entity then known as NTL Communications Corp. (now NTL Incorporated), which was at that time an indirect wholly-owned subsidiary of NTL Incorporated, acquired Cablelink for IR£535.18 million (£421.9 million). In December 1999, the former NTL Communications Corp. sold its 100% interest in Cablelink to the Company for £423.6 million in cash. This transaction was accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a “pooling of interests.” Accordingly, the Company’s financial statements include the results of Cablelink from July 1999.

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

Item 3. Legal Proceedings

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business, none of which is expected to have a material adverse effect on its financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

     Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

     The Company is an indirect wholly-owned subsidiary of NTL Incorporated, and there is no market for the Company’s membership interests.

Item 6. Selected Financial Data

     The following table sets forth certain financial data for each of the five years ended December 31, 2002. The information has been derived from and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II Item 8 of this Form 10-K.

	Year Ended December 31,

	2002(1)	2001(1)	2000(1)	1999(1)(2)	1998(3)

			(In thousands)
Statement of Operations Data:
Service income	£ 194,241	£ 180,893	£ 160,734	£ 118,963	£77,649
Consulting fee income	—	—	—	—	938
Operating loss	(69,427)	(381,049)	(80,556)	(35,999)	(15,567)
Equity in net losses of affiliates	—	—	—	(6,801)	(19,696)
(Loss) income before extraordinary item	(70,056)	(431,048)	(139,424)	329,465	43,205
Extraordinary item	—	—	—	—	(1,107)
Net (loss) income	(70,056)	(431,048)	(139,424)	329,465	42,098
Balance Sheet Data:
At year end:
Working capital (deficiency)	£ (361,462)	£ (355,147)	£ (60,568)	£ (9,467)	£75,020
Total assets	517,121	602,729	920,605	901,269	514,802
Long-term debt including loans from affiliates (4)	398,242	426,106	374,972	293,285	259,104
Shareholder’s equity	38,116	107,058	439,627	547,975	213,782

Notes to Selected Financial Data

(1)	Beginning in the fourth quarter of 1999, a subsidiary of NTL Incorporated began charging the Company for infrastructure and management support services. The Company was charged £70.0 million, £60.8 million, £29.7 million and £2.9 million in 2002, 2001, 2000 and 1999, respectively. In the fourth quarter of 2001, the Company incurred asset impairment charges of £291.6 million and other charges of £5.7 million. In the fourth quarter of 2002, the Company incurred asset impairment charges of £19.3 million.

(2)	In 1999, the Company sold its 50.0% ownership interest in Cable London to Telewest Communications plc for £428.0 million and recognized a gain on the sale of £404.8 million. In addition, the results of operations and financial position include Cablelink beginning July 1999.

(3)	In 1998, the Company sold its 27.5% ownership interest in Birmingham Cable Corporation Limited to Telewest Communications plc for £130.0 million and recognized a gain on the sale of £110.5 million.

(4)	As of December 31, 2002 and 2001 there was long-term debt of £323,045,000 and £358,150,000, respectively classified as current.

     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources

NTL’s Completed Restructuring

     We are an indirect, wholly-owned subsidiary of NTL Incorporated. On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing, nor were the operating subsidiaries of NTL Incorporated and NTL Europe, Inc. The Plan became effective on January 10, 2003, at which time NTL Incorporated, our indirect parent company, emerged from Chapter 11 reorganization.

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets including our ultimate parent company. Prior to consummation of the Plan, we were a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets.

Background of Restructuring

     Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of our former ultimate parent company, then known as NTL Incorporated (now NTL Europe, Inc.) and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, the former NTL Incorporated and its subsidiaries had no further funds available, or were unable to draw upon funds under its credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, the former NTL Incorporated announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

     Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, the former NTL Incorporated commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

     The former NTL Incorporated and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. It also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including ou current ultimate parent company, then known as NTL Communications Corp. (now NTL Incorporated) (collectively, the “Debtors”) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to in this annual report as the DIP facility, committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL Delaware committed to provide up to an additional $130 million to the current NTL Incorporated and its subsidiaries under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL Triangle.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL Delaware a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

     The Company has historically incurred operating losses and negative operating cash flow. In addition, the Company required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

     As of December 31, 2002, the Company had approximately £18.2 million in cash and cash equivalents on hand. The Company expects to require additional cash in the twelve months from January 1, 2003 to December 31, 2003. The Company estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately £32.0 million from January 1, 2003 to December 31, 2003. Management of the Company believes that cash and cash equivalents on hand at December 31, 2002, and cash from NTL Incorporated will be sufficient for its and its subsidiaries’ cash requirements during the twelve months from January 1, 2003 to December 31, 2003.

     Over the long term, the Company will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the restrictions on incurring additional debt that are in the indentures governing our outstanding notes, there can be no assurance that these sources of funds will be available to us.

     During NTL’s recapitalization process, the Company maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

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

     In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL under which £75.2 million and £68.0 million had been borrowed at December 31, 2002 and 2001, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears beginning March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at December 31, 2002 and 2001 was 4.32% and 5.69%, respectively.

Consolidated Statement of Cash Flows

     Net cash provided by (used in) operating activities amounted to £16.6 million, £(45.5) million and £19.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The changes in net cash provided by operating activities are primarily due to movements in working capital as a result of the timing of receipts and disbursements.

     Net cash used in investing activities was £35.3 million, £66.9 million and £96.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in investing activities in 2002, 2001 and 2000 was primarily used for capital expenditures and has reduced as a result of the Company’s continued effort to conserve cash.

     Net cash provided by financing activities was £1.7 million, £142.7 million and £53.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by financing activities in 2002 includes £2.7 million in cash received by Cablelink from a subsidiary of NTL Incorporated. Net cash provided by financing activities in 2001 includes £43.8 million in cash received by Cablelink from a subsidiary of NTL Incorporated and contributions from NTL Group Limited of £99.4 million. Net cash provided by financing activities in 2000 includes contributions from NTL Group Limited of £30.1 million and cash received by Cablelink from a subsidiary of NTL Incorporated of £24.8 million.

Contractual Obligations and Commercial Commitments

     The Company’s consolidated contractual obligations are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

     The Company has no significant commercial commitments as of December 31, 2002.

     The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2002 and the periods in which payments are due.

Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

(In millions)
Long-Term Debt	£ 321.4	£ —	£ —	£ 321.4	£ —
Capital Lease Obligations	2.6	0.7	1.5	0.3	0.1

	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

			(In millions)
Operating Leases	38.1	2.5	6.8	1.7	27.1
Unconditional Purchase Obligations	2.9	2.9	—	—	—
Other Long-Term Obligations	75.2	—	—	—	75.2

Total Contractual Cash Obligations	£ 440.2	£ 6.1	£ 8.3	£ 323.4	£ 102.4

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

•	A subsidiary of NTL provides infrastructure and management support services to the Company. The related charges represent the Company’s portion of costs incurred by the subsidiary of NTL for the benefit of all UK operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge. The allocation is based on management’s judgement of a reasonable methodology given the facts and circumstances.

•	The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the potential inability of its customers to make payments. The allowance is estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers was to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•	The Company’s determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. A liability is accrued if the likelihood of an adverse outcome is probable and the amount is estimable.

•	The Company reviews long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgements and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

•	Fixed assets and intangible assets are assigned useful lives which impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

Selected Operating Data

     The following table sets forth certain operating data of the Company as of December 31, 2002. Comparative figures for December 31, 2001 are not available.

	UK Franchises	Cablelink

	As of	As of
	December 31	December 31(4)

Homes passed (1)	563,000	474,900
Homes marketed (2)	503,800	474,900
Total customers	257,834	368,512
Digital cable subscribers	79,258	38,051
Analog cable subscribers	45,415	311,476
Broadband Internet subscribers	61,331	1,737
Dial-up Internet subscribers	58,128	2,500
Telephone subscribers	247,221	6,436
Penetration (Homes marketed) (3)	51.2%	77.6%
Average monthly revenue per customer	£36.15	£12.38
Churn	16.7%	7.8%

1.	Homes passed is the number of homes that have ducting buried outside.

2.	Homes marketed is the number of homes activated for which the initial marketing phase (including door to door direct marketing) has been completed.

3.	Penetration is calculated by dividing the number of customers by the number of homes marketed.

4.	Cablelink is in the process of instituting a more rigorous credit policy that is expected to lead to the involuntary disconnection of certain customers. As a result of this, Cablelink anticipates that its residential customer base will decline by approximately 25,000 net customers in 2003. As a result, we expect a decline in revenue, programming costs and bad debt expense, but taken together we believe these changes will not have a significant overall impact on our results of operations or cash flows.

Results of Operations

     Summary consolidated financial information for the Company for the three years ended December 31, 2002, is as follows (in thousands, “NM” denotes percentage is not meaningful):

	Year Ended December 31,		Increase/(Decrease)

	2002	2001	£	%

Revenues	£194,241	£180,893	£13,348	7.4
Operating costs	(88,632)	(86,207)	2,425	2.8
Selling, general and administrative expenses	(67,744)	(77,551)	(9,807)	(12.6)
Asset impairment	(19,301)	(291,617)	(272,316)	(93.4)
Other charges	(14,275)	(5,651)	8,624	152.6
Depreciation and amortization	(73,716)	(100,916)	(27,200)	(27.0)

Operating loss	(69,427)	(381,049)	(311,622)	(81.8)

Interest expense	(38,832)	(40,466)	(1,634)	(4.0)
Interest expense to affiliate	(3,130)	(2,951)	179	6.1
Investment income	1,177	504	673	133.5
Exchange gains/(losses) and other	35,019	(10,353)	45,372	438.2

(Loss) before income taxes	(75,193)	(434,315)	(359,122)	(82.7)
Income tax benefit	5,137	3,267	1,870	57.2

Net (loss)	£(70,056)	£(431,048)	£(360,992)	(83.7)

	Year Ended December 31,		Increase/(Decrease)

	2001	2000	2001	2000

Revenues	£180,893	£160,734	£20,159	12.5
Operating costs	(86,207)	(65,843)	20,364	30.9
Selling, general and administrative expenses	(77,551)	(79,689)	(2,138)	(2.7)
Asset impairment	(291,617)	—	291,617	NM
Other charges	(5,651)	(8,543)	(2,892)	(33.9)
Depreciation and amortization	(100,916)	(87,215)	13,701	15.7

Operating loss	(381,049)	(80,556)	300,493	373.0

	Year Ended December 31,		Increase/(Decrease)

	2001	2000	2001	2000

Interest expense	(40,466)	(36,251)	4,215	11.6
Interest expense to affiliate	(2,951)	(199)	2,752	1,382.9
Investment income	504	1,510	(1,006)	(66.6)
Exchange losses and other	(10,353)	(27,588)	(17,235)	(62.5)

(Loss) before income taxes	(434,315)	(143,084)	291,231	203.5
Income tax benefit	3,267	3,660	(393)	(10.7)

Net (loss)	£(431,048)	£(139,424)	£291,624	209.2

2002 compared with 2001

     Although total customers decreased in 2002 due to capital constraints including reduced capital expenditures to connect new customers, revenue increased £13.3 million in 2002 as compared with 2001. This rise is a result of price increases including the introduction of charges for the Company’s dial-up Internet service (which was previously available without charge), upselling additional services to customers and from growth in broadband subscribers. The Company expects revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

     Operating costs as a percentage of service income were 45.6% and 47.7% in 2002 and 2001, respectively. This reduction resulted from further economies and efficiencies achieved by NTL from integrating the Company’s business into the rest of NTL’s UK business. In absolute terms, operating costs increased from 2001 to 2002 as a result of increases in interconnection and programming costs owing to usage. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Company’s telephony traffic, as well as the provision of the technical infrastructure and network capacity by NTL for the Company’s Internet service. In the years ended December 31, 2002 and 2001, these charges were £26.9 million and £21.3 million, respectively. The Company has reduced direct transactions with third parties as a result of the continued integration of the Company with NTL. As a result, costs arising directly from third parties declined significantly in 2002, with a rise in the costs charged from a subsidiary of NTL. Furthermore, commencing the first quarter of 2002, a subsidiary of NTL began charging the Company for broadband and digital television services. In 2002, these charges totaled £2.5 million and £1.8 million, respectively.

     Selling, general and administrative expenses decreased in 2002 compared with 2001 as a result of further economies of scale and efficiencies achieved by NTL from integrating the Company’s business into the rest of NTL’s UK business. Selling, general and administrative expense includes certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Company’s use of the related IT equipment. These charges were £43.1 million and £39.5 million in 2002 and 2001, respectively. The increase in these charges is partly owing to the continued integration of the Company with NTL. The Company has reduced its costs incurred directly from third parties, with a rise in the costs charged by a subsidiary of NTL. Also, the increase is partly owing to a rise in the charge for the Company’s use of IT and other capital equipment. During 2002, this charge increased by approximately £2.9 million. A significant portion of this increase, approximately £1.2 million, was an expense related to the write-off of certain projects that had been abandoned.

     Furthermore, the costs charged by a subsidiary of NTL in 2002 were affected by the following:

•	As a result of capital constraints imposed on its business, NTL reduced its expenditure in a number of areas, including those related to expanding its customer base, and those related to service arrangements with third parties that provide capital improvements as part of their services. These measures, as well as the significant restructuring of NTL’s business in 2002 in terms of headcount reduction and departmental reorganization, have caused NTL to reassess whether for some 2002 expenditures, assumptions and estimates relating to the allocation of those costs between capital and operating expense need to be revised. The result of this reassessment was to increase the Company’s costs for the year ended December 31, 2002 by £2.9 million.

•	During the year NTL undertook a review of certain balance sheet accounts which identified that there were provisions that were no longer necessary in light of the resolution of the issues and other liabilities that such provisions sought to address. The review resulted in a decrease in the Company’s costs by £3.0 million.

     Asset impairment charges were £19.3 million and £291.6 million in the years ended December 31, 2002 and 2001, respectively. Asset impairment charges of £19.3 million in 2002 are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include license acquisition costs of £18.0 million and goodwill of £1.3 million, and were determined in accordance with SFAS No. 142. Asset impairment charges of £291.6 million in 2001 were the result of an analysis and review of the recoverability of the Company’s long-lived assets and associated goodwill that indicated that the carrying value of certain assets would not be recoverable. The Company recognized a charge of £291.6 million in the fourth quarter of 2001 relating to the write-down of goodwill from the 1999 acquisition of Cablelink.

     Other charges of £14.3 million in 2002 include £7.5 million of restructuring costs incurred by Cablelink and £6.8 million of costs allocated to the Company by a subsidiary of NTL. These allocated costs include £4.1 million of employee severance and related costs and £2.7 million of recapitalization expenses. Other charges of £5.7 million in 2001 were allocated to the Company by a subsidiary of NTL. The 2001 charges include £4.2 million in costs related to information technology integration and for business rationalization consulting, plus £1.5 million for the Company’s allocated share of NTL UK’s restructuring costs. The charges by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

     The following table summarizes Cablelink’s restructuring charges included in other charges that were incurred and utilized in 2001 and 2002. The employee severance and related costs in 2001 and 2002 were for approximately 20 and 55 employees, respectively, to be terminated, none of who are still employed by Cablelink as of December 31, 2002 (in £000's).

	Employee
	Severance	Lease Exit
	and Related Costs	Costs	Fixed Assets	Total

Charged to expense	£249	£—	£—	£249
Utilized	—	—	—	—

Balance, December 31, 2001	£249	—	—	£249
2001 provision utilized	(249)	—	—	(249)
Charged to expense	1,139	1,390	5,008	7,537
2002 provision utilized	(1,139)	(121)	(5,008)	(6,268)

Balance, December 31, 2002	£—	£1,269	£—	£1,269

     Depreciation and amortization decreased £27.2 million in 2002 compared with 2001 primarily due to the £30.6 million reduction in amortization due to the adoption of SFAS No. 142 on January 1, 2002. Pursuant to SFAS No. 142, the Company discontinued the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the year ended December 31, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of £30.6 million, would have been £12.5 million.

     Investment income movements are primarily attributable to variations in the average cash balances available for investment.

     Exchange (gains) and losses primarily result from the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US Dollars. The Company’s results of operations will continue to be affected by foreign exchange rate fluctuations.

2001 compared with 2000

     Revenue increased £20.2 million in 2001 as compared with 2000 as a result of price increases, upselling new services to customers and from growth in the Company’s customer base.

     Operating costs as a percentage of service income was 47.7%, and 41.0% in 2001 and 2000 respectively. The increase in operating costs from 2000 to 2001 is the result of increases in interconnection and programming costs owing to usage and customer growth. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Company’s telephony traffic, as well as the provision of the technical infrastructure and network capacity by NTL for the Company’s formerly subscription free Internet service. In the years ended December 31, 2001 and 2000, these charges were £21.3 million and £5.8 million, respectively. The increase in these charges is primarily owing to the ongoing operating integration of the Company with the rest of NTL, as well as the introduction of the Internet service. In the fourth quarter of 2001, the Company’s management adjusted certain operating cost estimates. As a result, the Company recognized increased operating costs of approximately £2.7 million in the fourth quarter of 2001.

     Selling, general and administrative expense includes certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Company’s use of the related IT equipment. These charges were £39.5 million and £23.9 million in 2001 and 2000, respectively. The increase in these charges is primarily owing to the ongoing operating integration of the Company with the rest of NTL.

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

     Other charges of £5.7 million in 2001 were allocated to the Company by a subsidiary of NTL. The 2001 and 2000 expenses include £1.5 million and £8.5 million, respectively, for the Company’s allocated share of NTL’s UK restructuring costs. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

     Interest expense increased by £4.2 million from 2000 to 2001. The increase from 2000 to 2001 is owing to the 2007 Discount Debentures reaching their face value in November 2000.

     Investment income movements are primarily attributable to variations in the average cash balances available for investment.

     The increase in exchange and losses and other changes was primarily the result of the impact of fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US Dollars. The Company’s results of operations will continue to be affected by foreign exchange rate fluctuations.

Recent Accounting Pronouncements

     On December 31, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. Primarily owing to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not result in an impairment charge on adoption.

     Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company determined that license acquisition costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. The Company also determined that no changes in the remaining useful lives of the customer lists were required. The Company performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required.

     Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002 is as follows: £13.0 million in 2003, £7.0 million in 2004, £6.0 million in 2005, £2.0 million in 2006 and £2.0 million in 2007.

     The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1 of each year (in £000’s).

	Year Ended December 31,

	2002	2001	2000

Net loss – as reported	£(70,056)	£(431,048)	£(139,424)
Amortization of:
Goodwill	–	23,336	23,027
Franchise costs	–	7,214	7,214

	–	30,550	30,241

Net loss – as adjusted	£(70,056)	£(400,498)	£(109,183)

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

Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate and Average Forward Foreign Exchange Rate (US$/UK Pounds)

	Year Ended December 31,							Fair
								Value
	2003	2004	2005	2006	2007	Thereafter	Total	12/31/02

				(In millions)
Long-Term Debt, including Current Portion
11.20% Senior Discount Debentures due 2007
Fixed Rate	—	—	—	—	$517.3	—	$517.3	$372.5
Average Interest Rate					11.2%
Average Forward Exchange Rate					.6989

RISK FACTORS

     We are a wholly-owned subsidiary of NTL Incorporated and are highly dependent upon NTL Incorporated and its subsidiaries. Accordingly, many of the following risk factors relate to NTL as a whole and, therefore, could have serious implications for us.

We have historically relied on NTL and its subsidiaries to meet our funding needs. NTL’s business is capital intensive and it has historically incurred losses and generated negative cash flows and there can be no assurance that NTL will be profitable in the future or that it will have sufficient liquidity to meet our cash flow needs, fund its working capital and capital expenditures and to meet its obligations under its existing debt instruments.

     We are an intermediate holding company with no independent operations or significant assets other than investments in and advances to our subsidiaries. We do not generate sufficient cash flow from our operations to fund our operational expenses and interest payments. We have historically met our cash requirements through debt or equity from NTL Incorporated and other subsidiaries of NTL Incorporated. Thus, we are dependent upon NTL’s financial health for our own.

     NTL’s business is very capital intensive and has always required significant amounts of cash. Historically, construction, operating expenditures and interest costs have resulted in negative cash flow, which NTL expects will continue for the foreseeable future. NTL has also incurred and expects to continue to incur substantial losses. NTL cannot be certain that it will achieve or sustain profitability in the future. Failure to achieve profitability could diminish NTL’s ability to meet our cash flow needs, sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness it has incurred or may incur.

     NTL had net losses for the year ended December 31, 2002 of $2,375.8 million, and for the years ended December 31:

•	2001: $11,837.0 million (including an asset impairment charge of $8,160.6 million)

•	2000: $2,388.1 million

•	1999: $716.5 million

•	1998: $534.6 million

     As of December 31, 2002, NTL’s accumulated deficit was $18.6 billion.

     Moreover, NTL currently expects that it will require approximately £310 million ($499 million) to fund its working capital and capital expenditures and payments it was required to make on the Effective Date pursuant to the Plan and the amendment of its UK credit facilities, net of cash from operations, in the twelve months from January 1, 2003 to December 31, 2003. A significant portion of the £310 million total relates to payments made on the Effective Date. NTL believes that cash, cash equivalents and marketable securities on hand of $507.2 million as of December 31, 2002, and the $500 million in cash from the issuance of its Exit Notes and shares of NTL Incorporated’s common stock to the purchasers of the Exit Notes will be sufficient for its cash requirements during the twelve months from January 1, 2003 to December 31, 2003. It is possible that these sources of cash will be insufficient, resulting in NTL having to raise additional funds for liquidity. There can be no assurance that NTL will have the requisite access to new funding if the need arises.

     In addition, beginning in 2005, a series of principal payments will come due on NTL’s existing debt instruments as they approach their respective maturity dates. NTL’s ability to make these payments and meet our cash flow needs and its other ongoing funding requirements is dependent upon a number of factors, including NTL’s existing cash balances, the cash flow generated by its operating subsidiaries, and its ability to obtain additional financing in the future. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish NTL’s ability to meet our cash flow needs, sustain operations, meet financial covenants, obtain additional funds, and make required payments on its indebtedness.

We are an intermediate holding company that is dependent upon cash flow from our subsidiaries to meet our obligations; our ability to access that cash flow may be limited in some circumstances.

     We are an intermediate holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. We depend, in part, upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of existing and future indebtedness of us and our subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

We are operationally completely integrated into NTL and thus are reliant on NTL’s management entirely for our business.

     Because we are operated as a fully integrated part of NTL, we are entirely dependant upon NTL’s management to manage our business. Thus, the success or lack of success of NTL’s management team as a whole will be directly correlated to our success or failure. If there is a material adverse effect on NTL’s business as a whole, it is likely we would experience such a material adverse effect as well.

NTL’s substantial leverage could adversely affect its financial health.

     NTL is, and, for the foreseeable future will continue to be, highly leveraged. On a pro forma basis to give effect to NTL’s emergence from Chapter 11 reorganization as of December 31, 2002, the accreted value of NTL’s total long-term indebtedness would have been $6,540.1 million. This debt represents approximately 69.1% of its estimated total capitalization on a pro forma basis as of December 31, 2002.

     NTL’s substantial indebtedness, coupled with the relatively high effective interest rate on its Exit Notes, could adversely affect its financial health by, among other things:

•	increasing its vulnerability to adverse changes in general economic conditions or increases in prevailing interest rates particularly for any borrowings at variable interest rates,

•	limiting its ability to obtain additional financing, if needed, and

•	requiring it to dedicate a substantial portion of its cash flow from operations to service its debt, which reduces the funds available for operations and future business opportunities.

NTL Incorporated is subject to restrictive debt covenants pursuant to its indebtedness.

     As part of the implementation of the Plan, NTL Incorporated issued $558.249 million principal amount of Exit Notes to certain of its creditors under the terms of an indenture. In addition, it amended the terms of its existing Senior Credit Facility and Working Capital Credit Facility.

     The indentures governing NTL Incorporated’s outstanding notes, including its Exit Notes, among other things, significantly restrict and, in some cases, prohibit its ability and the ability of most of its subsidiaries to:

•	incur additional debt;

•	create or incur liens;

•	pay dividends or make other equity distributions;

•	purchase or redeem share capital;

•	create restrictions on the payment of dividends or other amounts by its subsidiaries;

•	make investments;

•	sell assets;

•	issue or sell share capital of certain subsidiaries;

•	engage in transactions with affiliates; and

•	effect a merger or consolidation of, or sell all or substantially all of its assets.

     Similar restrictive covenants are contained in the Senior Credit Facility and Working Capital Credit Facility which are applicable to NTL Incorporated and most of its subsidiaries. In addition, under its credit facilities, NTL Incorporated and its subsidiaries must comply with certain financial covenants specifying various financial performance levels that they are required to meet. In the event they were to fail to meet any of these covenants and were unable to cure such breach or otherwise renegotiate such covenant, the lenders under those facilities would have significant rights to seize control of most of NTL’s assets. Such a default, or a breach of any of the other obligations in the indenture governing the Exit Notes, could also trigger a default under the Exit Notes.

     The covenants in NTL Incorporated’s credit facilities and the indentures governing its outstanding notes and any future debt may significantly restrict NTL’s future operations. Furthermore, upon the occurrence of any event of default under the indentures governing NTL Incorporated’s notes, credit facilities or the agreements governing any other debt of its subsidiaries, the lenders could elect to declare all amounts outstanding under such indentures, credit facilities or agreements, together with accrued interest, to be immediately due and payable. If those lenders accelerate the payment of those amounts, there can be no assurance that the assets of NTL Incorporated and its subsidiaries will be sufficient to repay in full those amounts.

NTL’s Chapter 11 reorganization and uncertainty over our financial condition may harm our business and our brand name.

     Adverse publicity or news coverage regarding NTL’s recent Chapter 11 reorganization and financial condition could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may affect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our Chapter 11 reorganization and our financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Although we have successfully consummated the Plan, there is no assurance that such negative publicity will not adversely impact our results of operations or have a long-term effect on our brand.

     In addition, uncertainty during our recapitalization process may have adversely affected our relationships with our suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or refuse to extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

     The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in those new services, such as those related to the 3G mobile network, may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

We are subject to significant competition in each of our business areas and we expect that competition will intensify – if we are unable to compete successfully, our financial conditions and results of operations could be adversely affected.

     We face significant competition from established and new competitors in each of our businesses. In particular, in two of our three key lines of business – telephony and television — the markets are dominated by our competitors (BT and BSkyB, respectively), who have very large market shares and generally have less financial and operating constraints than we do. As existing technology develops and new technologies emerge, we believe that competition will intensify in each of our business areas, particularly business telecommunications and the Internet. Some of our competitors have substantially greater financial and technical resources than we do. Moreover, we may also be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for telecommunications services, which could have an adverse effect on us.

     In addition, BSkyB has access to various movie and sports programming content, with which they create some of the most popular pay TV channels in the UK. We carry several of those channels on our systems. Although there are competing channel providers, the position of programming supplier to NTL undoubtedly is an advantage to BSkyB, not only because the Sky brand is a feature of our cable TV service, but also because we are dependant upon the supply of these Sky premium channels allowing BSkyB to influence pricing and bundling. Thus far, regulators have not disturbed the pricing arrangements imposed on us by BSkyB. NTL is currently negotiating with BSkyB a formal, long-term agreement for the supply of certain BSkyB channels, and believes this will be concluded amicably. However, in the event that we are unable to conclude an agreement successfully, NTL may be faced with uncertainty over the terms and charges of such supply, now and in the future.

     If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.

NTL’s growth has been curtailed by funding constraints.

     NTL has significantly decreased the amount it is spending on capital expenditures due to liquidity constraints during the recapitalization process and expects to further reduce capital expenditures during 2003. The decrease in capital expenditure is the result of NTL’s need to divert increasing amounts of its financial resources to meet liquidity requirements. As a result, we may be unable to increase our customers in the short term and our near-term revenue and future revenue growth may be adversely affected.

NTL remains subject to the risks of successfully integrating the acquisitions through which it has historically grown its business. In particular, NTL is in the process of integrating its various billing and operation platforms – if it does not complete this integration, NTL could experience an adverse effect on its customer service, churn rate and operating costs.

     NTL has historically grown its business through acquisitions. This has resulted in its exposure to the risk of failing to successfully integrate those acquisitions, in particular, workforce, management, network and systems. A significant result of NTL’s growth through acquisitions is that it has inherited a variety of distinct billing and customer service systems from various companies that it has acquired. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools it uses to provide customer service; however, it does not as yet have an integrated billing and operational platform. There can be no assurance that this integration project will be successful. If the full integration of NTL’s billing and customer service systems is not successful, NTL could experience an adverse effect on its customer service, churn rate and costs of maintaining these systems going forward. NTL could also experience operational failures related to billing and collecting revenue from its customers, which, depending on the severity of the failure, could have a material adverse effect on its business.

     Moreover, the integration process has involved a number of internal reorganizations of NTL’s business as NTL continues to strive for better performance. These reorganizations have typically involved, among other things, the termination of employees made redundant as a result of the process. Although NTL cannot predict precisely the effect that this has had, it is likely these internal reorganizations have negatively impacted employee morale. If NTL undertakes additional internal reorganizations they will similarly likely negatively impact morale. Negative effects on employee morale can have a negative effect on NTL’s operations generally.

One of NTL’s key strategies is to reduce customer churn. However there can be no assurance that NTL will successfully accomplish this or that its churn rate will not increase.

     NTL has experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to its network. One of NTL’s biggest challenges as it has grown has been to limit its customer churn. The successful implementation of NTL’s business plan depends upon a reduction in the percentage of customers that stop using its services.

     In order to reduce churn in the future, NTL aims to improve customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across NTL’s entire network. If the integration of NTL’s various billing system is not successful, it could experience an adverse effect on customer service and, in turn, the churn rate.

     NTL plans to increase its customer and revenue generating unit (referred to in this annual report as an RGU) base in 2003. If demand for NTL’s products and services is greater than anticipated, its customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. NTL’s business plan also includes the migration of its customers from analog to digital service. The migration process could also increase churn levels.

     NTL’s ability to reduce churn could also be adversely affected by the availability of competing services in the UK, such as the digital satellite and digital terrestrial television services offered by BSkyB and the BBC, and telephone, Internet and broadband services offered by BT. BT and BSkyB have regularly launched strong direct and indirect win-back campaigns to entice NTL’s customers to churn and move to these competing services.

     Another part of our strategy to reduce churn is to increase take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, which would adversely impact our results of operations.

NTL’s prospects will depend in part on its ability to control its costs while maintaining and improving service levels following our recent restructuring.

     As a result of capital constraints imposed on NTL’s business during our recent restructuring, NTL has been engaged in a process of reducing expenditures in a variety of areas, including by way of a substantial reduction in capital expenditure, a reduction in the number of employees and the outsourcing of some functions. NTL’s prospects will depend in part on its ability to continue to control costs and operate more efficiently, while maintaining and improving existing service levels. In particular, in order to reduce costs we are in the process of negotiating with several of our vendors for better terms under existing and future agreements. We cannot be certain that such negotiations will conclude successfully.

Failure to successfully market broadband to NTL’s existing customer base will adversely impact NTL’s revenue and results of operations.

     A significant component of NTL’s strategy is to successfully market broadband products to its existing consumer customer base. NTL believes that its “triple play” offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base and allow it to increase its average revenue per user. However, NTL faces significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as the DSL service offered by BT and Freeserve. Additionally, some of NTL’s competitors have substantially greater financial and technical resources than NTL does. If NTL is unable to charge the prices for broadband services that are anticipated in its business plan in response to competition or if NTL’s competition offers a better product to its customers, NTL’s results of operations will be adversely affected.

NTL is dependent upon a small number of key personnel.

     A small number of key executive officers manage NTL’s businesses. The loss of one or more of these executive officers could have a material adverse effect on NTL. NTL believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Although NTL has entered into employment contracts with all of its executive officers, those contracts cannot prevent such individuals from resigning. If an individual does resign, he or she is bound by certain non-compete clauses which may or may not discourage the individual from leaving.

NTL’s principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect it.

     NTL’s principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of NTL’s competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on NTL.

     NTL is also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce NTL’s range of programming and increase the costs of purchasing television programming or require NTL to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on NTL.

NTL is dependent upon many critical systems and processes, many of which are dependent upon hardware that is concentrated in a small number of locations. If a catastrophe were to occur at one or more of those locations, it could have a material adverse effect on NTL’s business.

     NTL’s business is dependent on many sophisticated critical systems, which support all of the various aspects of its operations from its network to its billing and customer service systems. The hardware supporting a large number of critical systems is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on and cause irreparable harm to NTL’s business. NTL is currently studying ways to improve its disaster recovery to prevent or mitigate such a potential failure. However, despite any disaster recovery, security and service continuity protection measures NTL has or may in the future undertake, there can be no assurance that these measures will be sufficient. In addition, although NTL builds its network in resilient rings to ensure the continuity of network availability in the event of any damage to its underground fibers, should any ring be cut twice in different locations, it is likely that no transmission signals will be able to pass, which could cause significant damage to NTL’s business. This is especially so in relation to NTL’s Sirius undersea ring connecting the UK to the Republic of Ireland: any simultaneous cut of the Northern and Southern rings would isolate NTL’s Irish networks from its UK networks for an extended period.

NTL does not insure the underground portion of our cable network.

     NTL obtains insurance of the type and in the amounts that it believes are customary for similar companies. Consistent with this practice, NTL does not insure the underground portion of its cable network. Substantially all of NTL’s cable network is constructed underground. Any catastrophe that affects NTL’s underground cable network could result in substantial uninsured losses.

We and NTL are subject to currency risk because we obtained significant financing and may in the future obtain additional financing in U.S. dollars but generally generate revenues and incur expenses in pounds sterling and Euros.

     We and NTL encounter currency exchange rate risks because we generate revenues and incur construction and operating expenses in pounds sterling and Euros while we pay interest and principal obligations with respect to a significant amount of our existing indebtedness in U.S. dollars. There can be no assurance that any hedging transactions we might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar, and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar debt will be higher and we will incur currency losses.

NTL’s broadcast services business is dependent upon ITV and other contracts.

     NTL’s broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that NTL may charge these companies for transmission services are subject to regulation by the UK Office of Telecommunications (referred to in this annual report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with NTL, there can be no assurance that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by NTL on a basis less favorable to it or that they would not seek to obtain from third parties a portion of the transmission services that NTL currently provides.

     Other NTL contracts include a contract for the provision of communications services to the Metropolitan Police. This contract is subject to renewal and there can be no assurance that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide such services.

     The loss of any one of these contracts could have a material adverse effect on NTL.

NTL’s broadcast services business is dependent upon site sharing arrangements with its principal competitor.

     As a result of, among other factors, a natural shortage of potential transmission sites and the difficulties in obtaining planning permission for erection of further masts, Crown Castle U.K. Ltd. and NTL have made arrangements to share a large number of tower sites. There can be no assurance that the site sharing arrangements will not be terminated. Termination of the site sharing arrangements would have a material adverse effect on NTL.

     Under the present arrangements for analog broadcast services, one of the parties is the owner, lessor or licensor of each site and the other party is entitled to request a license to use specified facilities at that site. Each site license granted pursuant to the site sharing agreement is for an initial period expiring on December 31, 2005, subject to title to the site and to the continuation in force of the site sharing agreement. Each site sharing agreement provides that, if requested by the sharing party, it will be extended for further periods. Either party may terminate the agreement by giving 5 years’ written notice until December 31, 2005 or at any date which is a date 10 years or a multiple of 10 years after December 31, 2005. With respect to digital broadcast services, NTL and Crown Castle UK Ltd are negotiating to a formal arrangement pending finalization of a separate digital site sharing agreement which is envisaged to be on terms similar to the existing analog site sharing agreement. Presently the parties are operating under an informal arrangement pending finalization of the formal arrangement. Although NTL believes that such formalization will be concluded successfully, it cannot be certain of that conclusion.

Some provisions of the agreements governing the indebtedness of NTL Incorporated, us and our respective subsidiaries, certain provisions of our respective certificates of incorporation and NTL Incorporated’s stockholder rights plan could delay or prevent transactions involving a change of control of us or NTL Incorporated.

     We and NTL Incorporated may, under some circumstances involving a change of control, be obligated to offer to repurchase substantially all of our respective outstanding notes, and repay other indebtedness (including bank facilities). There can be no assurance that we or NTL Incorporated, as the case may be, will have available financial resources necessary to repurchase such notes or indebtedness in those circumstances.

     If NTL Incorporated cannot repurchase and repay this indebtedness in the event of a change of control, the failure to do so would constitute an event of default under the indentures and agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness. The threat of this could have the effect of delaying or preventing transactions involving a change of control of NTL Incorporated, including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices, and may limit the ability of its stockholders to approve transactions that they may deem to be in their best interest.

     NTL Incorporated’s stockholder rights plan and certain provisions of its certificate of incorporation may have the effect, alone or in combination with each other or with the existence of authorized but unissued common stock and preferred stock, of preventing or making more difficult transactions involving a change of control of NTL Incorporated. Certain provisions of our certificate of incorporation may have a similar effect with respect to a change of control involving us.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements of the Company are filed under this Item commencing on page F-1 of this Report.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)	Total Year

			(In thousands)
2002
Revenue	£47,120	£48,565	£48,968	£49,588	£194,241
Operating loss	(8,186)	(5,599)	(10,371)	(45,271)	(69,427)
Net (loss) income	(25,973)	9,020	(10,599)	(42,504)	(70,056)
2001
Revenue	£42,043	£45,659	£43,949	£49,242	£180,893
Operating loss	(25,344)	(20,184)	(22,125)	(313,396)	(381,049)
Net loss	(54,719)	(34,162)	(16,900)	(325,267)	(431,048)

(1)	In the fourth quarter of 2002, the Company incurred asset impairment charges of £19,301,000. In the fourth quarter of 2001, the Company incurred asset impairment charges of £291,617,000. In 2002, the Company incurred other charges of £14.3 million as follows: £1.1 million in the first quarter, £2.2 million in the third quarter and £11.0 million in the fourth quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Items 10, 11, 12 and 13.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, including the directors of NTL Group Limited*, the sole managing member of the Company, who also serve as the Chief Executive Officer and acting Chief Financial Officer of the Company’s indirect parent, NTL Incorporated, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, the Directors have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect such internal controls.

*     The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of NTL Group Limited, the sole managing member of the Company, and are the Chief Executive Officer and acting Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of NTL Group Limited and the Company.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) Financial Statements – See index to financial statements on page F-1.

(2) Financial Statement Schedules – See list of Financial Statement Schedules on page F-1.

(3) Exhibits – See Exhibit Index on page 21.

(b)	No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

(c)	Exhibits – The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules – See list of Financial Statement Schedules on page F-1.

EXHIBIT INDEX

Exhibit
No.

2.1	Agreement and Plan of Amalgamation dated 4 February 1998 among NTL Incorporated, NTL (Bermuda) Limited and the Company, as amended (Incorporated by reference to Exhibit 2.1 to the Registration Statement on S-4 filed by the entity then known as NTL Communications Corp. (now NTL Incorporated) on September 30, 1998, File No. 333-64727)

2.2	Deed of Transfer, dated December 13, 1999 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 28, 1999, File No. 000-24792)

3.1	Certificate of Formation, filed with the Delaware Secretary of State on November 12, 1999 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on December 9, 1999, File No. 000-24792)

3.2	Certificate of Amendment, filed with the Delaware Secretary of State on November 18, 1999 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on December 9, 1999, File No. 000-24792)

3.3	Operating Agreement of NTL (Triangle) LLC, dated as of November 14, 1999 (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Company on December 9, 1999, File No. 000-24792)

3.4	Corrected Certificate of Conversion, filed with the Delaware Secretary of State on November 16, (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the Company on December 9, 1999, File No. 000-24792)

4.1	Instrument defining rights of common membership interests (included in Exhibit 3.3)

4.2	Indenture dated as of November 15, 1995, between the Company and Bank of Montreal Trust Company, as Trustee, with respect to the Company’s 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 declared effective November 9, 1995, File No. 33-96932)

10.1	Agreement dated August 14, 1998 among Telewest Communications plc, Telewest Communications Holding Limited, the Company and NTL Incorporated (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by NTL Incorporated on August 18, 1998, File No. 000-22616)

21	List of Subsidiaries of NTL (Triangle) LLC (Omitted pursuant to General Instruction I(2)(b) to Form 10-K)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL (TRIANGLE) LLC (Registrant) By: NTL Group Limited its Sole Managing Member (on behalf of Registrant)

/s/ Barclay Knapp Barclay Knapp Director

Dated:  March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Barclay Knapp Barclay Knapp	Director of NTL Group Limited, the sole managing member of NTL (Triangle) LLC*	March 31, 2003

/s/ Bret Richter Bret Richter	Director of NTL Group Limited, the sole managing member of NTL (Triangle) LLC*	March 31, 2003

/s/ Robert Mackenzie Robert Mackenzie	Director and Secretary of NTL Group Limited, the sole managing member of NTL (Triangle) LLC	March 31, 2003

*	The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of NTL Group Limited, the sole managing member of the Company, and are Chief Executive Officer and acting Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of the Company.

CERTIFICATIONS

I, Barclay Knapp, certify that:

1.	I have reviewed this annual report on Form 10-K of NTL (Triangle) LLC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Barclay Knapp
Barclay Knapp Director of NTL Group Limited, the sole managing member of NTL (Triangle) LLC*

I, Bret Richter, certify that:

1.	I have reviewed this annual report on Form 10-K of NTL (Triangle) LLC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Bret Richter

Bret Richter Director of NTL Group Limited, the sole managing member of NTL (Triangle) LLC*

*	The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of NTL Group Limited, the sole managing member of the Company, and are Chief Executive Officer and acting Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of the Company.

FORM 10K – ITEM 15(a) (1)

NTL (TRIANGLE) LLC.

CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2002, and 2001
and for the Years Ended December 31, 2002, 2001, and 2000

The following financial statements of NTL (Triangle) LLC are included in Item 8:

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholder
NTL (Triangle) LLC

We have audited the accompanying consolidated balance sheets of NTL (Triangle) LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL (Triangle) LLC and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

/s/ ERNST & YOUNG LLP

New York, New York
March 27, 2003

NTL (TRIANGLE) LLC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(in £000's, except share data)
Assets
Current assets
Cash and cash equivalents	£18,154	£34,927
Accounts receivable, less allowance for doubtful accounts of £10,738 (2002) and £9,921 (2001)	21,812	24,962
Other current assets	1,998	7,160

Total current assets	41,964	67,049
Property and equipment, net	444,680	473,476
Intangible assets, net	30,477	62,204

Total assets	£517,121	£602,729

Liabilities and shareholder’s equity
Current liabilities
Accounts payable and accrued expenses	£31,667	£43,578
Interest payable	4,500	4,980
Deferred revenue	14,757	11,592
Due to affiliates	28,874	3,265
Current portion of long-term debt	323,628	358,781

Total current liabilities	403,426	422,196
Loans from affiliate	75,197	67,956
Long-term debt, less current portion	—	—
Commitments and contingent liabilities
Deferred income taxes	382	5,519
Shareholder’s equity:
Common membership interests, £.01 par value – authorized and issued 800,000 shares	8	8
Additional capital	493,537	493,537
Accumulated other comprehensive income (loss)	909	(205)
Accumulated deficit	(456,338)	(386,282)

Total shareholder’s equity	38,116	107,058

Total liabilities and shareholder’s equity	£517,121	£602,729

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

		(In £000's)
Revenue	£194,241	£180,893	£160,734
Costs and expenses
Operating (exclusive of depreciation shown separately below)	(88,632)	(86,207)	(65,843)
Selling, general and administrative	(67,744)	(77,551)	(79,689)
Asset impairment	(19,301)	(291,617)	—
Other charges	(14,275)	(5,651)	(8,543)
Depreciation	(61,214)	(57,863)	(44,556)
Amortization	(12,502)	(43,053)	(42,659)

	(263,668)	(561,942)	(241,290)

Operating loss	(69,427)	(381,049)	(80,556)
Other income (expense)
Interest expense	(38,832)	(40,466)	(36,251)
Interest expense to affiliate	(3,130)	(2,951)	(199)
Investment income	1,177	504	1,510
Exchange gains/(losses) and other	35,019	(10,353)	(27,588)

	(5,766)	(53,266)	(62,528)

Loss before income taxes	(75,193)	(434,315)	(143,084)
Income tax benefit	5,137	3,267	3,660

Net loss	£(70,056)	£(431,048)	£(139,424)

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

		(In £000's)
Operating activities
Net (loss)	£(70,056)	£(431,048)	£(139,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,716	100,916	87,215
Asset impairment	19,301	291,617	—
Amortization of premium on foreign exchange contracts	—	—	2,308
Non-cash interest expense	—	—	30,860
Exchange losses (gains)	(34,925)	10,372	25,904
Other	2,278	601	(1,551)

	(9,686)	(27,542)	5,312
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable and other current assets	8,646	281	(20,867)
Accounts payable and other current liabilities	17,628	(18,260)	35,233

Net cash provided by (used in) operating activities	16,588	(45,521)	19,678

Investing activities
Acquisition, net of cash acquired	—	(2,726)	—
Capital expenditures	(35,321)	(64,192)	(96,226)
Purchase of marketable securities	—	—	(2,166)
Proceeds from sales of marketable securities	—	—	2,199

Net cash used in investing activities	(35,321)	(66,918)	(96,193)

Financing activities
Principal payments	(1,039)	(566)	(1,448)
Loans from affiliates	2,706	43,800	24,784
Contributions from NTL Group Limited	—	99,430	30,141

Net cash provided by financing activities	1,667	142,664	53,477

Effect of exchange rate changes on cash	293	(4)	(151)

(Decrease) increase in Cash and Cash Equivalents	(16,773)	30,221	(23,189)
Cash and Cash Equivalents, beginning of year	34,927	4,706	27,895

Cash and Cash Equivalents, end of year	£18,154	£34,927	£4,706

Supplemental Cash Flow Disclosures
Interest paid	£41,696	£40,800	£367

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

				Comprehensive
	Common		Additional	Income
	Shares	Par	Capital	(Loss)

	(in £000’s)
Balance, December 31, 1999	800	£8	£363,966
Contributions from NTL Group Ltd			30,141
Net loss				£(139,424)
Currency translation adjustment				935

Comprehensive loss				£(138,489)

Balance, December 31, 2000	800	8	394,107
Contributions from NTL Group Ltd			99,430
Net loss				£(431,048)
Currency translation adjustment				(951)

Comprehensive loss				£(431,999)

Balance, December 31, 2001	800	8	493,537
Net loss				£(70,056)
Currency translation adjustment				1,114

Comprehensive loss				£(68,942)

Balance, December 31, 2002	800	£8	£493,537

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive	Accumulated
	Income (Loss)	(Deficit)	Total

	(in £000’s)
Balance, December 31, 1999	£(189)	£184,190	£547,975
Contributions from NTL Group Ltd			30,141
Net loss		(139,424)	(139,424)
Currency translation adjustment	935		935
Comprehensive income			—

Balance, December 31, 2000	746	44,766	439,627
Contributions from NTL Group Ltd			99,430
Net loss		(431,048)	(431,048)
Currency translation adjustment	(951)		(951)
Comprehensive loss

Balance, December 31, 2001	(205)	(386,282)	107,058
Contributions from NTL Group Ltd
Net loss		(70,056)	(70,056)
Currency translation adjustment	1,114		1,114
Comprehensive loss

Balance, December 31, 2002	£909	£(456,338)	£38,116

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited) (formerly NTL (Bermuda) Limited) (formerly NTL (Bermuda) LLC) (the “Company”) and its subsidiaries are principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom (“UK”) and Ireland. The Company owns the companies that have franchise licenses for Darlington and Teesside (collectively, “Teesside”) and Cambridge in the UK, and NTL Communications (Ireland) Limited (formerly Cablelink Limited) (“Cablelink”), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland.

NTL’s Completed Restructuring

     We are an indirect, wholly-owned subsidiary of NTL Incorporated. On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing, nor were the operating subsidiaries of NTL Incorporated and NTL Europe, Inc. The Plan became effective on January 10, 2003 (the “Effective Date”), at which time NTL Incorporated, our indirect parent company, emerged from Chapter 11 reorganization.

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets including our ultimate parent company. Prior to consummation of the Plan, NTL Communications Corp was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of NTL Europe, Inc. and certain of its subsidiaries, including the Company’s parent company, were cancelled, and the Company’s parent company issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of the Company’s former parent company and its subsidiaries, including the Company. The precise mix of new securities received by holders of each particular type of security of the Company’s former parent company and its subsidiaries was set forth in the Plan. The Company’s outstanding notes and the outstanding notes of Diamond Holding Limited were not canceled and remain outstanding.

2. Reorganization and Emergence from Chapter 11

Background of Restructuring

     Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability NTL Incorporated and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, NTL Incorporated and its subsidiaries, including the Company, had no further funds available, or were unable to draw upon funds, under NTL’s credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, NTL Incorporated announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

     Promptly upon obtaining the requisite waivers from the lenders under its credit facilities in March 2002, NTL Incorporated and certain of its subsidiaries commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

     NTL Incorporated and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. NTL Incorporated also failed to declare or pay dividends on certain series of its outstanding preferred stock due to a lack of available surplus under Delaware law.

     On April 16, 2002, NTL Incorporated announced that it and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the Company, the Company’s parent company and certain of the other subsidiaries of NTL Incorporated filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a wholly-owned subsidiary of the Company’s parent company with up to £500.0 million in new debt financing (NTL (Delaware), Inc. committed to provide up to an additional £130.0 million under the DIP facility.)

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by NTL Incorporated and certain of its subsidiaries on May 8, 2002, there was an event of default under all of NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the Company and its subsidiaries. The Plan became effective on January 10, 2003, at which time NTL Incorporated and Diamond Holdings emerged from Chapter 11 reorganization. In connection with NTL Incorporated’s emergence from Chapter 11 reorganization, NTL Incorporated and certain of its subsidiaries issued £558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s parent company’s Exit Notes also purchased 500,000 shares of the Company’s parent company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled £500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL (Delaware), Inc. a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, the Company’s parent company and its lending banks amended its existing credit facilities.

     The Company has historically incurred operating losses and negative operating cash flow. In addition, the Company required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

     As of December 31, 2002, the Company had approximately £18.2 million in cash and cash equivalents on hand. The Company expects to require additional cash in the twelve months from January 1, 2003 to December 31, 2003. The Company estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately £32.0 million from January 1, 2003 to December 31, 2003. Management of the Company believes that cash and cash equivalents on hand at December 31, 2002, and cash from NTL Incorporated will be sufficient for its and its subsidiaries’ cash requirements during the twelve months from January 1, 2003 to December 31, 2003.

Recapitalization Expense

     A subsidiary of NTL in the UK has incurred recapitalization expenses of approximately £44.0 million through December 31, 2002, including approximately £24.0 million for employee retention related to substantially all of NTL’s UK employees and approximately £20.0 million for financial advisor, legal, accounting and consulting costs. The Company has been charged £2.7 million for its share of these expenses, which are included in other charges.

3. Summary of Significant Accounting Policies

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

Reclassification

     Certain prior year amounts have been reclassified to conform to current year presentation.

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

Cash Equivalents

     Cash equivalents are short-term, highly liquid investments with maturities of three months or less when purchased. Cash equivalents of £201,000 and £247,000 at December 31, 2002 and 2001, respectively, consist principally of commercial paper, time deposits and money market funds.

Property and Equipment

     Property and equipment is stated at cost. Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment — 3 to 40 years and other equipment — 3 to 40 years.

Intangible Assets

     Intangible assets include goodwill, license acquisition costs, customer lists and other deferred charges. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill was amortized on a straight-line basis over the periods benefited of 15 years and license acquisition costs were amortized on a straight-line basis over the remaining lives of the licenses at acquisition of five years. Upon the adoption of SFAS No. 142, goodwill and license acquisition costs are no longer amortized. Instead these assets are reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over five years. The other deferred charges are amortized on a straight-line basis primarily over 12 to 15 years.

Impairment of Long-Lived Assets

     Long-lived assets, including property and equipment and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

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

Revenue Recognition

     Revenues are recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned. Rental revenues are recognized when earned on a monthly basis. Installation and other service revenues are recognized when the performance or the service has been completed. Revenue excludes value added tax (VAT).

Advertising expense

     Advertising costs are expensed as incurred. Advertising costs were £1,852,000, £513,000 and £661,000 in 2002, 2001 and 2000, respectively.

Cable Television System Costs, Expenses and Revenues

     The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable television, telephone and telecommunications systems in accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies.”

Stock-Based Compensation

     The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock option plans.

     Had compensation for stock options granted by the Company’s former ultimate parent company been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts (see Note 11):

	For the Year Ended December 31,

	2002	2001	2000

	(in £000’s)

Non-cash compensation expense, as reported	£—	£—	£—

Non-cash compensation expense, pro forma	£8,017	£8,604	£9,167

Net loss, as reported	£(70,056)	£(431,048)	£(139,424)

Net loss, pro forma	£(78,073)	£(439,652)	£(148,591)

4. Recent Accounting Pronouncements

     On December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. Primarily owing to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not result in an impairment charge on adoption. Amortization of goodwill ceased effective January 1, 2002. See Note 7.

5. Asset Impairment

     Asset impairment charges were £19.3 million in the year ended December 31, 2002. These charges are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include license acquisition costs of £18.0 million and goodwill of £1.3 million. These charges were determined in accordance with SFAS No. 142.

     As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. This analysis was initiated because of the decline in NTL Europe, Inc.’s (formerly NTL Incorporated’s) stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s analysis, the book value of NTL Europe, Inc.’s net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of the Company’s assets was determined by discounting the Company’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of goodwill of £291.6 million in the fourth quarter of 2001 as a result of this analysis and review.

6. Property and Equipment

Property and equipment consists of (in £000’s):

	December 31,	December 31,
	2002	2001

Operating equipment	£631,848	£552,713
Other equipment	61,228	46,644
Construction in progress	13,053	72,265

	706,129	671,622
Accumulated depreciation	(261,449)	(198,146)

	£444,680	£473,476

7. Intangible Assets

Intangible assets consist of (in £000’s):

	December 31,	December 31,
	2002	2001

Intangible assets not subject to amortization:
Goodwill	£94	£1,190
License acquisition costs	—	18,034
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of £22,055 (2002) and £15,210 (2001)	10,267	17,112
Other, net of accumulated amortization of £37,990 (2002) and £32,495 (2001)	20,116	25,868

	£30,477	£62,204

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

     Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002 is as follows: £13.0 million in 2003, £7.0 million in 2004, £6.0 million in 2005, £2.0 million in 2006 and £2.0 million in 2007.

     The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1 of each year (in £000’s).

	Year Ended December 31,

	2002	2001	2000

Net loss – as reported	£(70,056)	£(431,048)	£(139,424)
Amortization of:
Goodwill	–	23,336	23,027
Franchise costs	–	7,214	7,214

	–	30,550	30,241

Net loss – as adjusted	£(70,056)	£(400,498)	£(109,183)

8. Long-term Debt

     Long term debt consists of (in £000’s):

	December 31,

	2002	2001

2007 Discount Debentures	£321,417	£355,718
Capital lease obligations	2,211	3,063

	323,628	358,781
Less current portion	(323,628)	(358,781)

	£—	£—

2007 Discount Debentures

     In November 1995, the Company received net proceeds of approximately $291.1 million (£186.9 million) from the sale of its 2007 Discount Debentures in a public offering ($517.3 million principal at maturity). Interest accreted on the 2007 Discount Debentures at 11.20% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures are redeemable at the Company’s option after November 15, 2000.

     The 2007 Discount Debentures contain restrictive covenants that limit the Company’s ability to enter into arrangements for the sale of assets, mergers, the incurrence of additional debt and the payment of dividends.

9. Related Party Transactions

     In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL under which £75.2 million and £68.0 million had been borrowed at December 31, 2002 and 2001, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears beginning March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at December 31, 2002 and 2001 was 4.32% and 5.69%, respectively. Accrued interest of £819,000 and £916,000 was included in due to affiliates in the consolidated balance sheet at December 31, 2002 and December 31, 2001, respectively.

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

     The related charges, which began in the fourth quarter of 1999, represent the Company’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Company was charged £70.0 million, £60.8 million and £29.7 million in 2002, 2001 and 2000, respectively. For 2002 £26.9 million was included in operating costs and £43.1 million was included in selling, general and administrative expense. For 2001 £21.3 million was included in operating costs and £39.5 million was included in selling, general and administrative expense. For 2000 £5.8 million was included in operating costs and £23.9 million was included in selling general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Company operated as an unaffiliated entity. Management has obtained from independent advisors an opinion that these transactions are fair to us from a financial point of view.

     As of December 31, 2002 and 2001, the due to affiliates balance includes payments made to third parties on behalf of the Company by a subsidiary of NTL. The Company has reduced direct transactions with third parties as a result of the continued integration of the Company with NTL. The Company has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Company represent attributable expenses incurred by the Company.

      In addition, other charges include amounts allocated to the Company by a subsidiary of NTL as discussed in Note 10, Other Charges.

10. Other Charges

     Other charges of £14.3 million in 2002 include £7.5 million of restructuring costs incurred by Cablelink and £6.8 million of costs allocated to the Company by a subsidiary of NTL. These allocated costs include £4.1 million of employee severance and related costs and £2.7 million of recapitalization expenses. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

      An aggregate of £5.0 million of Cablelink’s restructuring charges were for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. The employee severance and related costs in 2001 and 2002 were for approximately 20 and 55 employees, respectively, to be terminated, none of who are still employed by Cablelink as of December 31, 2002. The following table summarizes Cablelink’s restructuring charges incurred and utilized in 2001 and 2002 (in £000’s):

	Employee
	Severance	Lease
	and Related	Exit	Fixed
	Costs	Costs	Assets	Total

Charged to expense	£249	£—	£—	£249
Utilized	—	—	—	—

Balance, December 31, 2001	£249	£—	£—	£249
2001 provision utilized	(249)	—	—	(249)
Charged to expense	1,139	1,390	5,008	7,537
2002 provision utilized	(1,139)	(121)	(5,008)	(6,268)

Balance, December 31, 2002	£—	£1,269	£—	£1,269

11. Stock Options

     The Company has not granted any stock options nor have there been any stock options of the Company outstanding since it was acquired by NTL in October 1998. The Company’s employees participated in the various stock option plans of its former ultimate parent company. All options to purchase shares of the Company’s former ultimate parent company’s common stock were canceled on the Effective Date pursuant to the Plan.

     Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for employee stock options granted by NTL Europe, Inc. for shares of NTL Europe, Inc.’s common stock under the fair value method of that Statement. The pro forma expense is allocated to the Company on the same basis as other payroll and related expenses. The fair value for these options was estimated by NTL Europe, Inc. at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 4.47%, 4.47% and 5.30%, respectively, dividend yield of 0%, volatility factor of the expected market price of the common stock of NTL Europe, Inc. of .702, .702 and .385, respectively, and a weighted-average expected life of the options of 10 years in 2002, 2001 and 2000.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because stock options granted by NTL Europe, Inc. have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options granted by NTL Europe, Inc.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the years ended December 31, 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net loss in future years. Following is the Company’s pro forma information (in £000’s):

	Year Ended December 31,

	2002	2001	2000

		(In £ 000’s)
Net (loss)	£(70,056)	£(431,048)	£(139,424)
Pro forma net (loss)	£(78,037)	£(439,652)	£(148,591)

12. Income Taxes

     The benefit for income taxes consists of the following (in £000’s):

	Year Ended December 31,

	2002	2001	2000

Current UK income taxes	£—	£—	£—
Deferred UK income taxes	5,137	3,267	3,660

Total tax benefit	£5,137	£3,267	£3,660

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows (in £000’s):

	December 31, 2002	December 31, 2001

Deferred tax assets:
Net operating loss carryforwards	£44,070	£12,303
Property and equipment	48,690	38,155
Other	1,972	3,412

Total deferred tax assets	94,732	53,870
Valuation allowance	(89,832)	(49,946)

Net deferred tax assets	4,900	3,924

Deferred tax liabilities:
Intangibles	2,150	5,571
Fixed asset depreciation	3,132	3,872

Total deferred tax liabilities	5,282	9,443

Net deferred tax liability	£382	£5,519

     The Company and its wholly-owned subsidiaries have a deferred tax asset arising from the carry forward of net operating losses and the differences between the book and tax basis of property. However, a valuation allowance has been recorded, as the net realization of the deferred tax assets is uncertain.

The reconciliation of income taxes computed at the UK statutory rates to income tax expense is as follows (in £000’s):

	Year Ended December 31,

	2002	2001	2000

Expected (benefit) at statutory UK rate (30%)	£(22,558)	£(129,314)	£(41,827)
Non-deductible asset impairment	3,105	87,485	—
Non-deductible expenses	2,567	2,028	8,524
UK losses with no tax benefit	11,749	36,534	29,643

Total tax provision	£(5,137)	£(3,267)	£(3,660)

13. Financial Instruments

     The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions.

     Current assets and current liabilities: The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, interest payable, deferred revenue and due to affiliates reported in the balance sheet approximate fair value due to the short-term maturities of these assets and liabilities.

     Long-term debt: The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The carrying amount of the loans from affiliate approximates the fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. At December 31, 2002 and 2001, the estimated fair values of the Company’s long-term debt were £231.4 million and £252.6 million, respectively.

     The Company is exposed to market risk including changes in foreign currency exchange rates. To manage the volatility relating to this exposure, the Company entered into various derivative transactions pursuant to the Company’s policies and hedging practices. Positions were monitored using techniques including market value and sensitivity analyses. During 1995, the Company entered into foreign exchange put option contracts (“FX Puts”) to limit the Company’s exposure to the risk that the eventual cash outflows related to the Company’s long-term debt denominated in currencies other than its functional currency (which is the UK Pound) are adversely affected by changes in exchange rates. The Company had £250.0 million notional amount of FX Puts to purchase United States dollars at an exchange rate of $1.35 per £1.00. In November 2000, the Company sold all of its FX Puts with a carrying value of £110,000 for £21,000, and recognized a loss on the sale of £89,000. Premiums paid for the FX Puts of £13.9 million were included in other assets in the Company’s consolidated balance sheet, net of related amortization. These premiums were being amortized over the terms of the related contracts of five years.

14. Commitments and Contingencies

     As of December 31, 2002, the Company was committed to purchase approximately £2.9 million for equipment and services.

     Certain of the Company’s facilities and equipment are held under operating or capital leases that expire in 2033. A summary of assets held under capital lease is as follows (in £000’s):

	December 31,

	2002	2001

Land, buildings and equipment	£11,647	£11,647
Less: Accumulated depreciation	(8,283)	(7,234)

	£3,364	£4,413

     Future minimum rental payments at December 31, 2002 are as follows (in £000’s).

	Capital	Operating
	Leases	Leases

Year Ending December 31:
2003	£749	£2,524
2004	651	2,524
2005	517	2,561
2006	377	1,707
2007	277	1,707
Thereafter	62	27,127

Total minimum rental commitments	2,633	£38,150

Less: Amount representing interest	(422)

Present value of minimum rental commitments	2,211
Less: Current portion of capital lease obligations	(583)

Long-term portion of capital lease obligations	£1,628

     Rental expense for the years ended December 31, 2002, 2001 and 2000 was £2.9 million, £3.7 million and £4.0 million, respectively.

     The Company is involved in legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

NTL (TRIANGLE) LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001 and 2000

		Additions	(Deductions
	Balance at	Charged to	from)		Balance
	Beginning	Costs and	Additions to		at End
	of Year	Expenses	Reserves		of Year

	(In £000's)
Allowance for Doubtful Accounts
2002	£9,921	£9,166	£(8,349	)(a)	£10,738
2001	8,914	6,055	(5,048	)(b)	9,921
2000	9,452	3,149	(3,687	)(c)	8,914

(a)	Uncollectible accounts written-off, net of recoveries of £8,718,000 and £(369,000) foreign exchange currency translation adjustments.

(b)	Uncollectible accounts written-off, net of recoveries of £4,956,000 and £92,000 foreign exchange currency translation adjustments

(c)	Uncollectible accounts written-off, net of recoveries of £3,677,000 and £10,000 foreign exchange currency translation adjustments.