Form 10-K/A
period 2002-12-31
NTL TRIANGLE LLC
filed 2003-04-07
CIK 919957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                 Amendment No. 1


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

                              110 East 59th Street
                               New York, NY 10022
                                 (212) 906-8440
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)
                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                 ---------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes No X

As of March 31, 2003, there were 800,000 membership interests of the Registrant outstanding. The Registrant is an indirect, wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant's membership interests.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) to Form 10-K/A and is filing this Form 10-K/A with the reduced disclosure format set forth in General Instruction I(2) thereto.

                                 ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                                 ---------------

                                TABLE OF CONTENTS


PART I
   NTL CORPORATE STRUCTURE.....................................................*
     Item 1.  Business.........................................................*
     Item 2.  Properties.......................................................*
     Item 3.  Legal Proceedings................................................*
     Item 4.  Submission of Matters to a Vote of Security Holders..............*

PART II
     Item 5.  Market for the Registrant's Common Equity and Related
              Shareholder Matters..............................................*
     Item 6.  Selected Financial and Other Data................................*
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................4
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......*
   RISK FACTORS................................................................*
     Item 8.  Financial Statements and Supplementary Data......................*
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..............................*

PART III
     Items 10, 11, 12 and 13.    .............................................**
     Item 14.  Controls and Procedures.........................................*

PART IV
     Item 15.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K....................................................13
   SIGNATURES.................................................................14
   CERTIFICATIONS.............................................................15
-------
* Previously filed
** Previously omitted pursuant to General Instruction I(2)(c) to Form 10-K

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of
1995. When used in this Form 10-K/A, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption "Risk Factors" in the Company's Form 10-K filed on March 31, 2003, as well as: the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company's liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions, technological developments, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations.

     In this Amendment No. 1 to the Annual Report on Form 10-K/A, the "Company", "we," "us" and "our" refer to NTL (Triangle) LLC and its subsidiaries except where we expressly state that we are only referring to NTL (Triangle) LLC or the context otherwise requires that we are only referring to NTL (Triangle) LLC and "NTL" refers to NTL Incorporated and its consolidated subsidiaries except where we expressly state that we are only referring to NTL Incorporated or the context otherwise requires that we are only referring to NTL Incorporated.

Explanatory Note

     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the period ending December 31, 2002, which was filed on March 31, 2002 (the "Form 10-K") to amend and restate Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations (1) to correct an inadvertant error in the "Contractual Obligations and Commercial Commitments" table by changing the payment due date in the line item "Other Long-Term Obligations" from "After 5 Years" to "4-5 Years", and (2) to add text in the "Description of Indebtedness" section to conform it to Note 8--Long-term Debt and Note 9--Related Party Transactions in the Notes to Consolidated Financial
Statements. In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, as amended, our principal executive officer and principal financial officer are providing Rule 13a-14 certifications in connection with this Form 10-K/A and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Form 10-K.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

NTL's Completed Restructuring

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

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed "NTL Incorporated" and became the holding company for the former NTL group's principal UK and Ireland assets including our ultimate parent company. Prior to consummation of the Plan, we were a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed "NTL Europe, Inc." and which became the holding company for the former NTL group's continental European and certain other assets.

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

     Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, the former NTL Incorporated commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee's legal and financial advisors.

     The former NTL Incorporated and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. It also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including ou current ultimate parent company, then known as NTL Communications Corp. (now NTL Incorporated)
(collectively, the "Debtors") filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors' committee of bondholders entered into a credit facility agreement, referred to in this annual report as the DIP facility, committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL Delaware committed to provide up to an additional $130 million to the current NTL Incorporated and its subsidiaries under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries' credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL Triangle.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors' emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated's common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL Delaware a (pound)90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

     The Company has historically incurred operating losses and negative operating cash flow. In addition, the Company required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

     As of December 31, 2002, the Company had approximately (pound)18.2 million in cash and cash equivalents on hand. The Company expects to require additional cash in the twelve months from January 1, 2003 to December 31, 2003. The Company estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately (pound)32.0 million from January 1, 2003 to December 31, 2003. Management of the Company believes that cash and cash equivalents on hand at December 31, 2002, and cash from NTL Incorporated will be sufficient for its and its subsidiaries' cash requirements during the twelve months from January 1, 2003 to December 31, 2003.

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

     During NTL's recapitalization process, the Company maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also "Risk Factors" for a summary of risks related to NTL's business in general and the recapitalization process in particular.

Description of Indebtedness

     In November 1995, the Company issued $517.3 million principal amount at maturity of 11.2% Senior Discount Debentures due 2007 (the "2007 Discount Debentures"). Interest accreted on the 2007 Discount Debentures at 11.2% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures are redeemable at the Company's option after November 15, 2000. The 2007 Discount Debentures contain restrictive covenants which limit the Company's ability to enter into arrangements for the sale of assets, mergers, the incurrence of additional debt and the payment of dividends.

     In October 2000, Cablelink entered into a loan agreement with a subsidiary of NTL under which (pound)75.2 million and (pound)68.0 million had been borrowed at December 31, 2002 and 2001, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears beginning March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at December 31, 2002 and 2001 was 4.32% and 5.69%, respectively.

Consolidated Statement of Cash Flows

     Net cash provided by (used in) operating activities amounted to (pound)16.6 million, (pound)(45.5) million and (pound)19.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The changes in net cash provided by operating activities are primarily due to movements in working capital as a result of the timing of receipts and disbursements.

     Net cash used in investing activities was (pound)35.3 million, (pound)66.9 million and (pound)96.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in investing activities in 2002, 2001 and 2000 was primarily used for capital expenditures and has reduced as a result of the Company's continued effort to conserve cash.

     Net cash provided by financing activities was (pound)1.7 million, (pound)142.7 million and (pound)53.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by financing activities in 2002 includes (pound)2.7 million in cash received by Cablelink from a subsidiary of NTL Incorporated. Net cash provided by financing activities in 2001 includes (pound)43.8 million in cash received by Cablelink from a subsidiary of NTL Incorporated and contributions from NTL Group Limited of (pound)99.4 million. Net cash provided by financing activities in 2000 includes contributions from NTL Group Limited of (pound)30.1 million and cash received by Cablelink from a subsidiary of NTL Incorporated of (pound)24.8 million.

Contractual Obligations and Commercial Commitments

     The Company's consolidated contractual obligations are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

     The Company has no significant commercial commitments as of December 31, 2002.

     The following table includes aggregate information about the Company's contractual obligations as of December 31, 2002 and the periods in which payments are due.



                                     Payments Due by Period
                           ----------------------------------------
                                      Less than      1-3        4-5      After 5
Contractual Obligations    Total       1 Year      Years      Years       Years
-----------------------    -----       ------      -----      -----       -----
                                               (In millions)

Long-Term Debt (pound) 321.4(pound) --(pound) --(pound) 321.4 (pound) -- Capital Lease
Obligations                   2.6        0.7         1.5         0.3         0.1
Operating Leases             38.1        2.5         6.8         1.7        27.1
Unconditional
Purchase
Obligations                   2.9        2.9         --           --          --
Other Long-Term
Obligations                  75.2         --         --         75.2          --
                         --------      -----      -----     ----------     -----
Total Contractual
Cash Obligations   (pound)  440.2(pound) 6.1(pound)  8.3(pound)398.6(pound) 27.2
                   =============================================================

Critical Accounting Policies

     The consolidated financial statements of the Company and related financial information are based on the application of accounting principles generally accepted in the United States, referred to as GAAP. GAAP requires the use of estimates, assumptions, judgements and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on the Company's financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgement and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

      o A subsidiary of NTL provides infrastructure and management support services to the Company. The related charges represent the Company's portion of costs incurred by the subsidiary of NTL for the benefit of all UK operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge. The allocation is based on management's judgement of a reasonable methodology given the facts and circumstances.

      o The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the potential inability of its customers to make payments. The allowance is estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers was to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

      o The Company's determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. A liability is accrued if the likelihood of an adverse outcome is probable and the amount is estimable.

      o The Company reviews long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgements and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

      o Fixed assets and intangible assets are assigned useful lives which impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

Selected Operating Data

     The following table sets forth certain operating data of the Company as of December 31, 2002. Comparative figures for December 31, 2001 are not available.



                                              UK Franchises          Cablelink
                                              -------------          ---------
                                                  As of                As of
                                               December 31        December 31(4)
                                               -----------        --------------

     Homes passed (1)                              563,000            474,900
     Homes marketed (2)                            503,800            474,900
     Total customers                               257,834            368,512
     Digital cable subscribers                      79,258             38,051
     Analog cable subscribers                       45,415            311,476
     Broadband Internet subscribers                 61,331              1,737
     Dial-up Internet subscribers                   58,128              2,500
     Telephone subscribers                         247,221              6,436
     Penetration (Homes marketed) (3)                 51.2%              77.6%
     Average monthly revenue per customer   (pound)  36.15      (pound) 12.38
     Churn                                              16.7%               7.8%

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

Results of Operations
     Summary consolidated financial information for the Company for the three years ended December 31, 2002, is as follows (in thousands, "NM" denotes percentage is not meaningful):



                                             Year Ended December 31,                 Increase/(Decrease)
                                             2002               2001          (pound)                 %
                                    -------------------------------------------------------------------

Revenues                           (pound)   194,241  (pound)   180,893 (pound)    13,348            7.4
Operating costs                              (88,632)           (86,207)            2,425            2.8
Selling, general and                         (67,744)           (77,551)           (9,807)         (12.6)
   administrative expenses
Asset impairment                             (19,301)          (291,617)         (272,316)         (93.4)
Other charges                                (14,275)            (5,651)            8,624          152.6
Depreciation and   amortization              (73,716)          (100,916)          (27,200)         (27.0)
                                         -----------        -----------
Operating loss                               (69,427)          (381,049)         (311,622)         (81.8)
                                         -----------        -----------
Interest expense                             (38,832)           (40,466)           (1,634)          (4.0)
Interest expense to affiliate                 (3,130)            (2,951)              179            6.1
Investment income                              1,177                504               673          133.5

 Exchange  gains/(losses) and
     other
                                              35,019            (10,353)           45,372          438.2
                                         -----------        -----------
 (Loss) before  income taxes                 (75,193)          (434,315)         (359,122)         (82.7)
Income tax benefit                             5,137              3,267             1,870           57.2
                                         -----------        -----------
Net (loss)                         (pound)   (70,056) (pound)  (431,048)(pound)  (360,992)         (83.7)
                                   =================  =================



                                               Year Ended December 31,                  Increase/(Decrease)
                                       -------------------------------------- -----------------------------
                                              2001                2000               2001               2000
                                       ------------------  ------------------ ------------------ -----------

  Revenues                           (pound)   180,893   (pound)   160,734  (pound)    20,159            12.5
  Operating costs                              (86,207)            (65,843)            20,364            30.9
  Selling, general and administrative          (77,551)            (79,689)            (2,138)           (2.7)
      expenses
  Asset impairment                            (291,617)                 --            291,617              NM
  Other charges                                 (5,651)             (8,543)            (2,892)          (33.9)
  Depreciation and  amortization              (100,916)            (87,215)            13,701            15.7
                                           -----------         -----------
  Operating loss                              (381,049)            (80,556)           300,493           373.0
                                           -----------         -----------



                                               Year Ended December 31,                   Increase/(Decrease)
                                       --------------------------------------  -----------------------------
                                               2001                2000                2001               2000
                                       ------------------- ------------------- -------------------------------

  Interest expense                             (40,466)            (36,251)              4,215              11.6
  Interest expense to   affiliate               (2,951)               (199)              2,752           1,382.9
  Investment income                                504               1,510              (1,006)            (66.6)
    Exchange losses and other                  (10,353)            (27,588)            (17,235)            (62.5)
                                           -----------         -----------
  (Loss) before   income taxes                (434,315)           (143,084)            291,231             203.5
  Income tax benefit                             3,267               3,660                (393)            (10.7)
                                           -----------         -----------
  Net (loss)                         (pound)  (431,048)  (pound)  (139,424)  (pound)   291,624             209.2
                                     =================   =================

2002 compared with 2001

     Although total customers decreased in 2002 due to capital constraints including reduced capital expenditures to connect new customers, revenue increased (pound)13.3 million in 2002 as compared with 2001. This rise is a result of price increases including the introduction of charges for the Company's dial-up Internet service (which was previously available without charge), upselling additional services to customers and from growth in broadband subscribers. The Company expects revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

     Operating costs as a percentage of service income were 45.6% and 47.7% in 2002 and 2001, respectively. This reduction resulted from further economies and efficiencies achieved by NTL from integrating the Company's business into the rest of NTL's UK business. In absolute terms, operating costs increased from 2001 to 2002 as a result of increases in interconnection and programming costs owing to usage. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL's national backbone telephony network for carriage of the Company's telephony traffic, as well as the provision of the technical infrastructure and network capacity by NTL for the Company's Internet service. In the years ended December 31, 2002 and 2001, these charges were (pound)26.9 million and (pound)21.3 million, respectively. The Company has reduced direct transactions with third parties as a result of the continued integration of the Company with NTL. As a result, costs arising directly from third parties declined significantly in 2002, with a rise in the costs charged from a subsidiary of NTL. Furthermore, commencing the first quarter of 2002, a subsidiary of NTL began charging the Company for broadband and digital television services. In 2002, these charges totaled (pound)2.5 million and (pound)1.8 million, respectively.

     Selling, general and administrative expenses decreased in 2002 compared with 2001 as a result of further economies of scale and efficiencies achieved by NTL from integrating the Company's business into the rest of NTL's UK business. Selling, general and administrative expense includes certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Company's use of the related IT equipment. These charges were (pound)43.1 million and (pound)39.5 million in 2002 and 2001, respectively. The increase in these charges is partly owing to the continued integration of the Company with NTL. The Company has reduced its costs incurred directly from third parties, with a rise in the costs charged by a subsidiary of NTL. Also, the increase is partly owing to a rise in the charge for the Company's use of IT and other capital equipment. During 2002, this charge increased by approximately (pound)2.9 million. A significant portion of this increase, approximately (pound)1.2 million, was an expense related to the write-off of certain projects that had been abandoned.

     Furthermore, the costs charged by a subsidiary of NTL in 2002 were affected by the following:

     o As a result of capital constraints imposed on its business, NTL reduced its expenditure in a number of areas, including those related to expanding its customer base, and those related to service arrangements with third parties that provide capital improvements as part of their services. These measures, as well as the significant restructuring of NTL's business in 2002 in terms of headcount reduction and departmental reorganization, have caused NTL to reassess whether for some 2002 expenditures, assumptions and estimates relating to the allocation of those costs between capital and operating expense need to be revised. The result of this reassessment was to increase the Company's costs for the year ended December 31, 2002 by (pound)2.9 million.

     o During the year NTL undertook a review of certain balance sheet accounts which identified that there were provisions that were no longer necessary in light of the resolution of the issues and other liabilities that such provisions sought to address. The review resulted in a decrease in the Company's costs by (pound)3.0 million.

     Asset impairment charges were (pound)19.3 million and (pound)291.6 million in the years ended December 31, 2002 and 2001, respectively. Asset impairment charges of (pound)19.3 million in 2002 are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include license acquisition costs of (pound)18.0 million and goodwill of (pound)1.3 million, and were determined in accordance with SFAS No. 142. Asset impairment charges of (pound)291.6 million in 2001 were the result of an analysis and review of the recoverability of the Company's long-lived assets and associated goodwill that indicated that the carrying value of certain assets would not be recoverable. The Company recognized a charge of (pound)291.6 million in the fourth quarter of 2001 relating to the write-down of goodwill from the 1999 acquisition of Cablelink.

     Other charges of (pound)14.3 million in 2002 include (pound)7.5 million of restructuring costs incurred by Cablelink and (pound)6.8 million of costs allocated to the Company by a subsidiary of NTL. These allocated costs include (pound)4.1 million of employee severance and related costs and (pound)2.7 million of recapitalization expenses. Other charges of (pound)5.7 million in 2001 were allocated to the Company by a subsidiary of NTL. The 2001 charges include (pound)4.2 million in costs related to information technology integration and for business rationalization consulting, plus (pound)1.5 million for the Company's allocated share of NTL UK's restructuring costs. The charges by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management's judgement of a reasonable methodology given the facts and circumstances.

     The following table summarizes Cablelink's restructuring charges included in other charges that were incurred and utilized in 2001 and 2002. The employee severance and related costs in 2001 and 2002 were for approximately 20 and 55 employees, respectively, to be terminated, none of who are still employed by Cablelink as of December 31, 2002 (in (pound)000's).


                               Employee
                              Severance         Lease Exit
                           and Related Costs       Costs          Fixed Assets      Total
                           -----------------       -----

Charged to expense             (pound) 249    (pound)  --     (pound)    --     (pound)  249
Utilized                                --             --                --               --
                                    ------             --                --         --------
Balance, December 31, 2001     (pound) 249             --                --     (pound)  249
2001 provision utilized               (249)            --                --             (249)
Charged to expense                   1,139          1,390             5,008            7,537
2002 provision utilized             (1,139)          (121)           (5,008)          (6,268)
                                    ------          ------            -----           -------
Balance, December 31, 2002     (pound) --   (pound)1,269      (pound)   --     (pound) 1,269
                               ===========   ===========       ============     =============


     Depreciation and amortization decreased (pound)27.2 million in 2002 compared with 2001 primarily due to the (pound)30.6 million reduction in amortization due to the adoption of SFAS No. 142 on January 1, 2002. Pursuant to SFAS No. 142, the Company discontinued the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the year ended December 31, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of (pound)30.6 million, would have been (pound)12.5 million.

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

2001 compared with 2000

     Revenue increased (pound)20.2 million in 2001 as compared with 2000 as a result of price increases, upselling new services to customers and from growth in the Company's customer base.

     Operating costs as a percentage of service income was 47.7%, and 41.0% in 2001 and 2000 respectively. The increase in operating costs from 2000 to 2001 is the result of increases in interconnection and programming costs owing to usage and customer growth. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL's national backbone telephony network for carriage of the Company's telephony traffic, as well as the provision of the technical infrastructure and network capacity by NTL for the Company's formerly subscription free Internet service. In the years ended December 31, 2001 and 2000, these charges were (pound)21.3 million and (pound)5.8 million, respectively. The increase in these charges is primarily owing to the ongoing operating integration of the Company with the rest of NTL, as well as the introduction of the Internet service. In the fourth quarter of 2001, the Company's management adjusted certain operating cost estimates. As a result, the Company recognized increased operating costs of approximately (pound)2.7 million in the fourth quarter of 2001.

     Selling, general and administrative expense includes certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Company's use of the related IT equipment. These charges were (pound)39.5 million and (pound)23.9 million in 2001 and 2000, respectively. The increase in these charges is primarily owing to the ongoing operating integration of the Company with the rest of NTL.


     In 1999 the acquisition of Cablelink was made against a background of increasing consolidation and record valuations in the telecommunications industry. In 2001, the Company performed a review of the recoverability of its long-lived assets and associated goodwill which indicated that the carrying value of certain assets would not be recoverable. As a result of this analysis and review the Company recognized an asset impairment relating to the write-down of goodwill in the fourth quarter of 2001 in the amount of (pound)291.6 million.

     Other charges of (pound)5.7 million in 2001 were allocated to the Company by a subsidiary of NTL. The 2001 and 2000 expenses include (pound)1.5 million and (pound)8.5 million, respectively, for the Company's allocated share of NTL's UK restructuring costs. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management's judgement of a reasonable methodology given the facts and circumstances.

     Interest expense increased by (pound)4.2 million from 2000 to 2001. The increase from 2000 to 2001 is owing to the 2007 Discount Debentures reaching their face value in November 2000.

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

Recent Accounting Pronouncements

     On December 31, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting."

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
Corrections", which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. Primarily owing to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not result in an impairment charge on adoption.

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

     Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002 is as follows: (pound)13.0 million in 2003, (pound)7.0 million in 2004, (pound)6.0 million in 2005, (pound)2.0 million in 2006 and (pound)2.0 million in 2007.

     The following table shows the Company's net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1 of each year (in (pound)000's).


                                             Year Ended December 31,
                                    ----------------------------------------
                                        2002          2001          2000
                                    ------------ ------------- -------------

Net loss - as reported
  Amortization of:            (pound)(70,056)(pound)  (431,048)(pound)(139,424)
        Goodwill                    -                   23,336        23,027
        Franchise costs             -                    7,214         7,214
                                    -             ------------  ------------
                                    -                   30,550        30,241
                                    -             ------------  ------------
Net loss - as adjusted        (pound)(70,056)(pound)  (400,498)(pound)(109,183)
                              ================================ ===============

                                    PART III

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (3) Exhibits.

Exhibit No.

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

                                          NTL (TRIANGLE) LLC
                                          (Registrant)
                                          By: NTL Group Limited
                                          its Sole Managing Member
                                              (on behalf of Registrant)


                                          /s/ Barclay Knapp
                                          --------------------
                                          Barclay Knapp
                                          Director

Dated:  April 7, 2003

                                 CERTIFICATIONS

                  I, Barclay Knapp, certify that:

                  1. I have reviewed this amendment no. 1 to the annual report on Form 10-K/A of NTL (Triangle) LLC;

                  2. Based on my knowledge, the annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report; and

                  3. Based on my knowledge, the financial statements, and other financial information included in the annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.



   Date: April 7, 2003              /s/ Barclay Knapp
                                    -----------------
                                    Barclay Knapp
                                    Director of NTL Group Limited,
                                    the sole managing member of
                                    NTL (Triangle) LLC*



I, Bret Richter, certify that:

                  1. I have reviewed this amendment no. 1 to the annual report on Form 10-K/A of NTL (Triangle) LLC;

                  2. Based on my knowledge, the annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report; and

                  3. Based on my knowledge, the financial statements, and other financial information included in the annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.



   Date:  April 7, 2003             /s/ Bret Richter
                                    ----------------
                                    Bret Richter
                                    Director of NTL Group Limited,
                                    the sole managing member of
                                    NTL (Triangle) LLC*


------------
* The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of NTL Group Limited, the sole managing member of the Company, and are Chief Executive Officer and acting Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of the Company.

                                                                    Exhibit 99.1

                    Certification of CEO and CFO Pursuant to
                             18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with Amendment No. 1 to the Annual Report on Form 10-K/A of NTL (Triangle) LLC (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (as amended hereby, the "Report"), Barclay Knapp, as Director of NTL Group Limited, the sole managing member of the Company, and Bret Richter, as Director of NTL Group Limited, the sole managing member of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barclay Knapp
-----------------
Name:         Barclay Knapp
Title:        Director of NTL Group Limited,
              the sole managing member of NTL (Triangle) LLC*
Date:  April 7, 2003


/s/ Bret Richter
-----------------
Name:         Bret Richter
Title:        Director of NTL Group Limited,
              the sole managing member of NTL (Triangle) LLC*
Date:  April 7, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

------------
* The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of NTL Group Limited, the sole managing member of the Company, and are Chief Executive Officer and acting Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of the Company.