Form 10-Q
period 2003-03-31
NTL TRIANGLE LLC
filed 2003-05-15
CIK 919957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended:
MARCH 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     Yes   (X)     No  (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   (  )     No  (X)

As of March 31, 2003, there were 800,000 shares of the Registrant’s common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s membership interests. The Registrant meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q and is filing this form with the reduced disclosure format set forth in General Instruction H(2) thereto.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

			Page
			Number

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002	3
		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	4
		Condensed Consolidated Statement of Shareholder’s Equity for the Three Months Ended March 31, 2003 (Unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	6
		Notes to Condensed Consolidated Financial Statements (Unaudited)	7-11
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18
	Item 4.	Controls and Procedures	18
	Risk Factors		19
PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	26
	SIGNATURES		26

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)	(See Note)
	(in £000’s, except share data)
Assets
Current assets
Cash and cash equivalents	£7,973	£18,154
Accounts receivable, less allowance for doubtful accounts of £11,901 (2003) and £10,738 (2002)	22,034	21,812
Other current assets	3,046	1,998

Total current assets	33,053	41,964
Property and equipment, net	445,001	444,680
Intangible assets, net	27,352	30,477

	£505,406	£517,121

Liabilities and shareholder’s equity
Current liabilities
Accounts payable and accrued expenses	£33,031	£31,667
Interest payable	13,760	4,500
Deferred revenue	15,867	14,757
Due to affiliates	13,809	28,874
Current portion of long-term debt	574	323,628

Total current liabilities	77,041	403,426
Loans from affiliate	79,687	75,197
Long-term debt, less current portion	329,111	—
Commitments and contingent liabilities
Deferred income taxes	1,648	382
Shareholder’s equity:
Common membership interests, £.01 par value – authorized and issued 800,000 shares	8	8
Additional capital	493,537	493,537
Accumulated other comprehensive income	2	909
(Accumulated deficit)	(475,628)	(456,338)

Total shareholder’s equity	17,919	38,116

	£505,406	£517,121

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.
See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

	(in £000’s)
Revenue	£52,783	£47,120

Costs and expenses
Operating (exclusive of depreciation shown separately below)	22,441	22,733
Selling, general and administrative	16,980	16,205
Other charges	185	1,113
Depreciation	13,288	12,130
Amortization	2,081	3,125

	54,975	55,306

Operating loss	(2,192)	(8,186)
Other income (expense)
Interest expense	(10,124)	(10,210)
Interest expense to affiliate	(712)	(750)
Investment income	183	384
Exchange losses and other	(6,417)	(7,418)

	(17,070)	(17,994)

Loss before income taxes	(19,262)	(26,180)
Income tax (expense) benefit	(28)	207

Net loss	£(19,290)	£(25,973)

See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)
(in £000’s)

					Accumulated
				Compre-	Other Compre-	(Accum-
	Common		Additional	hensive	hensive	ulated
	Shares	Par	Capital	Loss	(Loss)	Deficit)	Total

Balance at December 31, 2002	800	£8	£493,537		£909	£(456,338)	£38,116
Net loss				£(19,290)		(19,290)	(19,290)
Currency translation adjustment				(907)	(907)		(907)

Comprehensive loss				£(20,197)

Balance at March 31, 2003	800	£8	£493,537		£2	£(475,628)	£17,919

See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

	(in £000’s)
Net cash (used in) provided by operating activities	£(2,693)	£19,395

Investing activities
Capital expenditures	(7,635)	(10,885)

Net cash used in investing activities	(7,635)	(10,885)

Financing activities
Loans from affiliate	—	2,706
Principal payments	(190)	(431)

Net cash (used in) provided by financing activities	(190)	2,275

Effect of exchange rate changes on cash	337	(6)

(Decrease) increase in cash and cash equivalents	(10,181)	10,779
Cash and cash equivalents, beginning of period	18,154	34,927

Cash and cash equivalents, end of period	£7,973	£45,706

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£—	£—

See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited) (formerly NTL (Bermuda) Limited) (“NTL Triangle” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2002.

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

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets and our ultimate parent company. Prior to consummation of the Plan, we were a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets.

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

starting on April 1, 2002. It also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including our current ultimate parent company, then known as NTL Communications Corp. (now NTL Incorporated) (collectively, the “Debtors”) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to in this annual report as the DIP facility, committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL Delaware committed to provide up to an additional $130 million under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL Triangle.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL Delaware a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

     The Company has historically incurred operating losses and negative operating cash flow. In addition, the Company required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

     As of March 31, 2003, the Company had approximately £8.0 million in cash and cash equivalents on hand. The Company expects to require additional cash in the twelve months from April 1, 2003 to March 31, 2004. The Company estimates that its capital expenditures and debt service requirements, net of cash from operations, will be approximately £8 million to £12 million from April 1, 2003 to March 31, 2004. Management of the Company believes that cash and cash equivalents on hand at March 31, 2003, and cash from NTL Incorporated will be sufficient for its and its subsidiaries’ cash requirements during the twelve months from April 1, 2003 to March 31, 2004.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

3. Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

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

4. Comprehensive Loss

Consolidated comprehensive loss for the three months ended March 31, 2003 and 2002 was £20.2 million and £26.0 million, respectively.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

5. Property and Equipment

     Property and equipment consists of (in £000’s):

	Estimated	March 31,	December 31,
	Useful Life	2003	2002

		(Unaudited)
Operating Equipment	3-40 years	£642,500	£631,848
Other Equipment	3-50 years	63,087	61,228
Construction in progress		17,758	13,053

		723,345	706,129
Accumulated depreciation		(278,344)	(261,449)

		£445,001	£444,680

6. Intangible Assets

     Intangible assets consist of (in £000’s):

	March 31,	December 31,
	2003	2002

	(Unaudited)
Intangible assets not subject to amortization:
Goodwill	£94	£94
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of £23,766 (2003) and £22,055 (2002)	8,556	10,267
Other, net of accumulated amortization of £39,406 (2003) and £37,990 (2002)	18,702	20,116

	£27,352	£30,477

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002 is as follows: £13.0 million in 2003, £7.0 million in 2004, £6.0 million in 2005, £2.0 million in 2006 and £2.0 million in 2007.

7. Other Charges

Other charges of £185,000 in 2003 include £86,000 of restructuring costs incurred by the Company’s wholly-owned subsidiary NTL Communications (Ireland) Limited (“Cablelink”) for four employees and £99,000 of costs allocated to the Company by a subsidiary of NTL. These costs are for employee severance and related costs. Charges allocated to the Company by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

Other charges of £1.1 million in 2002 are for restructuring costs incurred by Cablelink for 55 employees, which amount was fully utilized in 2002.

The following table summarizes Cablelink’s activity related to restructuring charges incurred by Cablelink and utilized since 2002 (in £000’s):

	Employee Severance and Related Costs	Lease Exit Costs	Total

Balance, December 31, 2002	£—	£1,269	£1,269
Charged to expense	86	—	86
Utilized	(86)	(188)	(274)

Balance, March 31, 2002	£—	£1,081	£1,081

8. Related Party Transactions

     In October 2000, the Company’s wholly-owned subsidiary NTL Communications (Ireland) Limited (“Cablelink”) entered into a loan agreement with a subsidiary of NTL under which £79.7 million and £75.2 million had been borrowed at March 31, 2003 and December 31, 2002, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at March 31, 2003 and December 31, 2002 was 3.73% and 4.32%, respectively. Accrued interest of £1,601,000 and £819,000 was included in due to affiliates in the consolidated balance sheet at March 31, 2003 and December 31, 2002, respectively.

     Since the acquisition of the Company by NTL in October 1998, a subsidiary of NTL has been providing infrastructure and management support services to the Company. Benefits include usage of NTL network assets, network maintenance,

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

marketing and shared overhead. Additionally, in 2001 certain elements of the Company’s network operations and customer operations were integrated with NTL’s national and regional operations in order for the Company to gain the advantage of NTL’s scale.

     The related charges, which began in the fourth quarter of 1999, represent the Company’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Company was charged £17.5 million and £17.1 million for the three months ended March 31, 2003 and 2002, respectively. For 2003, £6.6 million was included in operating costs and £10.9 million was included in selling, general and administrative expense. For 2002, £6.8 million was included in operating costs and £10.3 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of the management of the Company, the allocation method is reasonable.

     As of March 31, 2003 and December 31, 2002, the due to affiliates balance include payments made to third parties on behalf of the Company by a subsidiary of NTL. The Company has reduced direct transactions with third parties as a result of the continued integration of the Company with NTL. The Company has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Company represent directly attributable expenses incurred by the Company.

     In addition, other charges include amounts allocated to the Company by a subsidiary of NTL as discussed in Note 7, Other Charges.

9. Long-term Debt

     Long-term debt consists of (in £000’s):

	March 31,	December 31,
	2003	2002

	(Unaudited)
2007 Senior Discount Debentures	£327,626	£321,417
Capital lease obligations	2,059	2,211

	329,685	323,628
Less current portion	(574)	(323,628)

	£329,111	£—

Owing to uncertainties about the compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment, all of the Company’s long-term debt was classified as current at December 31, 2002.

10. Contingencies

The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets and our ultimate parent company. Prior to consummation of the Plan, we were a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets.

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

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

subsidiaries, including our current ultimate parent company, then known as NTL Communications Corp. (now NTL Incorporated) (collectively, the “Debtors”) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to in this annual report as the DIP facility, committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL Delaware committed to provide up to an additional $130 million under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL Triangle.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL Delaware a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

     Liquidity and Capital Resources

     The Company has historically incurred operating losses and negative operating cash flow. In addition, the Company required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

     As of March 31, 2003, the Company had approximately £8.0 million in cash and cash equivalents on hand. The Company expects to require additional cash in the twelve months from April 1, 2003 to March 31, 2004. The Company estimates that its capital expenditures and debt service requirements, net of cash from operations, will be approximately £8 million to £12 million from April 1, 2003 to March 31, 2004. Management of the Company believes that cash and cash equivalents on hand at March 31, 2003, and cash from NTL Incorporated will be sufficient for its and its subsidiaries’ cash requirements during the twelve months from April 1, 2003 to March 31, 2004.

     Over the long term, the Company will continue to require cash to fund operations, service or repay its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the restrictions on incurring additional debt that are in the indentures governing our outstanding notes, there can be no assurance that these sources of funds will be available to us.

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

     In October 2000, the Company’s wholly-owned subsidiary NTL Communications (Ireland) Limited (“Cablelink”) entered into a loan agreement with a subsidiary of NTL under which £79.7 million and £75.2 million had been borrowed at March 31, 2003 and December 31, 2002, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at March 31, 2003 and December 31, 2002 was 3.73% and 4.32%, respectively. Accrued interest of £1,601,000 and £819,000 was included in due to affiliates in the consolidated balance sheet at March 31, 2003 and December 31, 2002, respectively.

Contractual Obligations and Commercial Commitments

     The Company has no significant commercial commitments as of March 31, 2003.

     The following table includes aggregate information about the Company’s contractual obligations as of March 31, 2003 and the periods in which payments are due.

	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1Year	Years	Years	Years

	(In millions)
Long-Term Debt	£327.6	£—	£—	£327.6	£—
Capital Lease Obligations	2.5	0.7	1.1	0.7	—
Operating Leases	39.8	2.1	5.3	3.6	28.8
Unconditional Purchase Obligations	3.1	3.1	—	—	—
Other Long-Term Obligations	80.6	—	—	80.6	—

Total Contractual Cash Obligations	£453.6	£5.9	£6.4	£412.5	£28.8

     Condensed Consolidated Statements of Cash Flows

     Net cash (used in) provided by operating activities amounted to £(2.7) million and £19.4 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in net cash provided by operating activities is primarily owing to a £15.1 million decrease in due to affiliates and changes in working capital as a result of the timing of receipts and disbursements.

     Net cash used in investing activities amounted to £7.6 million and £10.9 million for the three months ended March 31, 2003 and 2002, respectively, primarily for continuing fixed asset purchases and construction. The Company will continue to minimize purchases of fixed assets in 2003 in an effort to conserve cash.

     Net cash (used in) provided by financing activities amounted to £(190,000) and £2.3 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in financing activities of £190,000 and £431,000 in the three months ended March 31, 2003 and 2002, respectively, was for principal payments. During the three months ended March 31, 2002, net cash provided by financing activities includes £2.7 million, in cash received by Cablelink under a loan agreement with a subsidiary of NTL.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

Selected Operating Data

The following table sets forth certain operating data of the Company at March 31 2003, and December 31, 2002.

	UK Franchises		Cablelink

	March 31	December 31	March 31	December 31(4)

Homes passed (1)	563,000	563,000	475,200	474,900
Homes marketed (2)	520,261	503,800	475,200	474,900
Total customers (5)	275,789	275,618	366,500	368,512
Digital cable subscribers	80,470	79,258	44,800	38,051
Analogue cable subscribers	59,823	45,415	302,800	311,476
Broadband internet subscribers	78,614	61,331	1,900	1,737
Dial up internet subscribers	52,012	58,128	1,700	2,500
Telephone subscribers	246,071	247,221	5,600	6,436
Penetration (Homes marketed) (3)	53.0%	51.2%	77.1%	77.6%
Average monthly revenue per customer	£34.89	£36.15	£15.97	£12.38
Churn	12.6%	16.7%	3.8%	7.8%

1.	Homes passed is the number of homes that have had ducting buried outside.

2.	Homes marketed is the number of homes for which the initial marketing phase (including door to door direct marketing) has been completed.

3.	Penetration is calculated by dividing the number of customers by the number of homes marketed.

4.	Cablelink is in the process of instituting a more rigorous credit policy that is expected to lead to the involuntary disconnection of certain customers. As a result of this, Cablelink anticipates that its residential customer base will decline by approximately 25,000 net customers in 2003. As a result, we expect a decline in revenue, programming costs and bad debt expense, but taken together we believe these changes will not have a significant overall impact on our results of operations or cash flows.

5.	Total customers for December 31, 2002 have been restated to include MATV customers.

Results of Operations

     Consolidated financial information for the Company for the three months ended March 31, 2003 and 2002 is as follows (in £000’s, “NM” denotes percentage is not meaningful):

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

	Three Months Ended
	March 31,		Increase/(Decrease)
	2003	2002	£	%

Revenues	£52,783	£47,120	5,663	12.0
Operating expenses	(22,441)	(22,733)	(292)	(1.3)
Selling, general and administrative expenses	(16,980)	(16,205)	775	4.8
Other charges	(185)	(1,113)	(928)	(83.4)
Depreciation and amortization	(15,369)	(15,255)	114	0.7

Operating loss	(2,192)	(8,186)	(5,994)	(73.2)

Interest expense	(10,124)	(10,210)	(86)	(0.8)
Interest expense to affiliate	(712)	(750)	(38)	(5.1)
Investment income	183	384	(201)	(52.3)
Exchange losses	(6,417)	(7,418)	(1,001)	(13.5)

Loss before income taxes	(19,262)	(26,180)	(6,918)	(26.4)
Income tax (expense) benefit	(28)	207	(235)	(113.5)

Net loss	£(19,290)	£(25,973)	(6,683)	(25.7)

     Revenue for the three months ended March 31, 2003 and 2002 was £52.8 million, and £47.1 million, respectively, representing an increase of 12.0%. This rise is a result of price increases including the introduction of charges for the Company’s dial-up Internet service (which was previously available without charge), upselling additional services to customers and from growth in broadband subscribers. The Company expects revenue increases in the future to be achieved by growth in services such as digital television and broadband services.

     Operating costs (including network expenses) for the three months ended March 31, 2003 and 2002 was £22.4 million, and £22.7 million, respectively, representing a decrease of 1.3%. This reduction resulted from further economies and efficiencies achieved by NTL from integrating the Company’s business into the rest of NTL’s UK business. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Company’s telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for the Company’s subscription Internet and digital cable services. In the three months ended March 31 2003 and 2002, these charges were £6.6 million and £6.8 million, respectively.

     Selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 were £17.0 million and £16.2 million, respectively, representing an increase of 4.8%. Selling, general and administrative expenses include certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including the Company’s use of the related IT equipment. These charges were £10.9 million and £10.3 million in the three months ended March 31 2003 and 2002, respectively.

     Depreciation and amortization expense for three months ended March 31 2003 and 2002 was £15.4 million and £15.3 million, respectively, representing an increase of £0.1 million. The Company adopted SFAS No. 142 on January 1, 2002, which ended the amortization of goodwill and other indefinite lived intangible assets.

     Other charges of £0.2 million in 2003 include £0.1 million of restructuring costs incurred by Cablelink for four employees and £0.1 million of costs allocated to the Company by a subsidiary of NTL. These costs are for employee severance and related costs. Charges allocated to the Company by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances. Other charges in 2002 are for restructuring costs consisting of employee severance and related costs of £1.1 million incurred by Cablelink for 55 employees.

     Interest expense was £10.1 million and £10.2 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of £0.1 million.

     Interest expense to affiliate was £712,000 and £750,000 for the three months ended March 31, 2003 and 2002, respectively, due to the reduction in interest rate from 4.32% in 2002 to 3.73% in 2003.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

     Investment income was £183,000 and £384,000 for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of £201,000. The decrease is primarily attributable to lower average cash balances available for investment in 2003 as compared with the same period in 2002.

     Exchange losses were £6.4 million, and £7.4 million for the three months ended March 31, 2003 and 2002, respectively. The change is primarily attributable to fluctuations in the valuation of the UK Pound Sterling on the 2007 Discount Debentures, which are denominated in US dollars. The Company’s results of operations will continue to be affected by exchange rate fluctuations.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

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
QUARTER ENDED MARCH 31, 2003

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the impact of our organizational restructuring and integration actions; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, retain and compensate key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

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

  *        The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of NTL Group Limited, the sole managing member of the Company, and are the Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of NTL Group Limited and the Company.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

RISK FACTORS

     We are an indirect wholly-owned subsidiary of NTL Incorporated and are highly dependent upon NTL Incorporated and its subsidiaries. Accordingly, many of the following risk factors relate to NTL as a whole and, therefore, could have serious implications for us.

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

     As of December 31, 2002, NTL’s accumulated deficit was $18.6 billion.

     Moreover, NTL currently expects that it will require between £5.0 million and £15.0 million to fund its working capital and capital expenditures, net of cash from operations, in the twelve months from April 1, 2003 to March 31, 2004. NTL believes that its cash, cash equivalents and marketable securities on hand of $478.8 million as of March 31, 2003 will be sufficient for its cash requirements during the twelve months from April 1, 2003 to March 31, 2004.

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

     NTL’s substantial leverage could adversely affect its financial health and diminish shareholder value.

     NTL is, and, for the foreseeable future will continue to be, highly leveraged. As of March 31, 2003, the accreted value of NTL’s total long-term indebtedness less unamortized discount of $6,228.7 million represents 70.3% of its total capitalization.

     NTL’s substantial indebtedness, coupled with the relatively high effective interest rate on its Exit Notes, could adversely affect its financial health and, consequently, erode shareholder value, by, among other things:

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

     NTL plans to increase its customer and revenue generating unit (referred to in this quarterly report as an RGU) base in 2003. If demand for NTL’s products and services is greater than anticipated, its customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. NTL’s business plan also includes the migration of its customers from analog to digital service. The migration process could also increase churn levels.

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
QUARTER ENDED MARCH 31, 2003

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

hedged against such declines, the effective cost of servicing our U.S. dollar debt will be higher and we will incur currency losses.

     NTL’s broadcast services and carrier telecommunications businesses are dependent upon certain important contracts.

     NTL’s broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that NTL may charge these companies for transmission services are subject to regulation by the UK Office of Telecommunications (referred to in this quarterly report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with NTL, there can be no assurance that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by NTL on a basis less favorable to it or that they would not seek to obtain from third parties a portion of the transmission services that NTL currently provides.

     Other contracts important to NTL’s broadcast services business include a contract for the provision of communication services to the Metropolitan Police. This contract is subject to renewal and there can be no assurance that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide the services.

     NTL’s carrier services and mobile business has a contract with Orange plc for the design, build and maintenance of its mobile network. The minimum term of this contract is scheduled to expire in 2006 and there can be no assurance that it will be renewed.

     In addition, NTL’s carrier services and mobile business currently has a contract with Vodafone for the supply of mobile transmission services, including core inter-switch and backhaul network capacity. This contract is scheduled to terminate in October 2004 and there are no present indications that it will be renewed.

     The loss of any one of these contracts could have a material adverse effect on the relevant NTL business division.

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

NTL (TRIANGLE) LLC AND SUBDSIDIARIES

FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

          (b) Reports on Form 8-K:

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL (TRIANGLE) LLC (Registrant) By: NTL Group Limited Its Sole Managing Member

Date: May 15, 2003	By: /s/ Barclay Knapp Barclay Knapp (Director of NTL Group Ltd., the sole managing member)

Date: May 15, 2003	By: /s/ Scott E. Schubert Scott E. Schubert (Director of NTL Group Ltd., the sole managing member)

CERTIFICATION

I, Barclay Knapp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NTL (Triangle) LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

/s/ Barclay Knapp

Barclay Knapp
Director of NTL Group Limited,
The sole managing member of the NTL (Triangle) LLC *

*	The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of ntl Group Limited, the sole managing member of the Company, and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of the Company.

CERTIFICATION

I, Scott E. Schubert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NTL (Triangle) LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

/s/ Scott E. Schubert

Scott E. Schubert
Director of NTL Group Limited,
The sole managing member of the NTL (Triangle) LLC *

*	The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of ntl Group Limited, the sole managing member of the Company, and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of the Company.