Form 10-Q/A
period 2003-03-31
NTL TRIANGLE LLC
filed 2003-05-22
CIK 919957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of March 31, 2003, there were 800,000 shares of the Registrant’s common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s membership interests. The Registrant meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q/A and is filing this Form 10-Q/A with the reduced disclosure format set forth in General Instruction H(2) thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EX-99.1: CERTIFICATION OF CEO AND CFO

Page
Number

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002	*
		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	*
		Condensed Consolidated Statement of Shareholder’s Equity for the Three Months Ended March 31, 2003 (Unaudited)	*
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	*
		Notes to Condensed Consolidated Financial Statements (Unaudited)	*
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
	Item 4.	Controls and Procedures	*
	Risk Factors		*
PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	10
	SIGNATURE		10
	CERTIFICATIONS		11

* Previously filed

Explanatory Note

     We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which was filed on May 15, 2003 (the “Form 10-Q”) to amend and restate Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations to correct certain inadvertent errors in the “Selected Operating Data” table. In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, as amended, our principal executive officer and principal financial officer are providing Rule 13a-14 certifications in connection with this Form 10-Q/A and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Form 10-Q.

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

Selected Operating Data

The following table sets forth certain operating data of the Company at March 31 2003, and December 31, 2002.

	UK Franchises		Cablelink

	March 31	December 31	March 31	December 31(1)

Homes passed (2)	563,000	563,000	475,200	474,900
Homes marketed (3)	520,261	503,800	475,200	474,900
Total customers (4)	275,789	275,618	366,500	368,512
Digital cable subscribers	80,470	79,258	44,800	38,051
Analog cable subscribers	41,974	45,415	302,800	311,476
MATV/MMDS subscribers(5)	17,849	17,784	18,900	18,900
Broadband Internet subscribers	78,614	61,331	1,900	1,737
Dial up internet subscribers	52,012	58,128	1,700	2,500
Telephone subscribers	246,071	247,221	5,600	6,436
Penetration (Homes marketed) (6)	53.0%	54.7%	77.1%	77.6%
Average monthly revenue per customer	£34.89	£36.15	£13.38	£12.38
Churn	12.6%	15.7%	8.1%	7.7%

1.	Cablelink is in the process of instituting a more rigorous credit policy that is expected to lead to the involuntary disconnection of certain customers. As a result of this, Cablelink anticipates that its residential customer base will decline by approximately 25,000 net customers in 2003. As a result, we expect a decline in revenue, programming costs and bad debt expense, but taken together we believe these changes will not have a significant overall impact on our results of operations or cash flows.

2.	Homes passed is the number of homes that have had ducting buried outside.

3.	Homes marketed is the number of homes for which the initial marketing phase (including door to door direct marketing) has been completed.

4.	Total customers for December 31, 2002 have been restated to include MATV customers.

5.	Master Antenna Television (MATV) subscribers and Multiport Microwave Distribution System (MMDS) subscribers.

6.	Penetration is calculated by dividing the number of customers by the number of homes marketed.

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

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in our Form 10-Q filed with the SEC on May 15, 2003, as well as: the impact of our organizational restructuring and integration actions; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, retain and compensate key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

                99.1    Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

          (b) Reports on Form 8-K:

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL (TRIANGLE) LLC (Registrant) By: NTL Group Limited Its Sole Managing Member

Date: May 22, 2003	By: /s/ Barclay Knapp Barclay Knapp (Director of NTL Group Ltd., the sole managing member)

CERTIFICATIONS

I, Barclay Knapp, certify that:

1.	I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of NTL (Triangle) LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: May 22, 2003

/s/ Barclay Knapp

Barclay Knapp
Director of NTL Group Limited,
The sole managing member of the NTL (Triangle) LLC *

*	The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of ntl Group Limited, the sole managing member of the Company, and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of the Company.

I, Scott E. Schubert, certify that:

1.	I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of NTL (Triangle) LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: May 21, 2003

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