Form 10-Q
period 2003-06-30
NTL TRIANGLE LLC
filed 2003-08-14
CIK 919957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

JUNE 30, 2003
OR

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 0-24792

NTL (TRIANGLE) LLC

(Exact name of registrant as specified in its charter)

Delaware	13-4086747

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

NTL House, Bartley Wood Business Park, Hook,
Hampshire, RG27 9UP, England
011 44 1256 752000

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

110 East 59th Street
New York, NY 10022
(212) 906-8440

(Address of Registrant’s former principal executive offices)

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

As of June 30, 2003, there were 800,000 shares of the Registrant’s common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s membership interests. The Registrant meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q and is filing this form with the reduced disclosure format set forth in General Instruction H(2) thereto.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in £’000s, except member’s interests data)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£16,288	£18,154
Accounts receivable, less allowance for doubtful accounts of £12,471 (2003) and £10,738 (2002)	22,400	21,812
Other current assets	2,628	1,998

Total current assets	41,316	41,964
Deferred financing costs, net of accumulated amortization of £27,913 (2003) and £25,823 (2002)	11,685	13,775
Fixed assets, net	437,130	444,680
Intangible assets, net	12,540	16,702

Total assets	£502,671	£517,121

Liabilities and member’s capital
Current liabilities
Accounts payable and accrued expenses	£33,906	£31,667
Interest payable	4,382	4,500
Deferred revenue	16,212	14,757
Due to affiliates	13,188	28,874
Current portion of long-term debt	570	323,628

Total current liabilities	68,258	403,426
Loans from affiliate	80,334	75,197
Long-term debt, less current portion	314,323	—
Commitments and contingent liabilities
Deferred income taxes	2,040	382
Member’s capital
Common membership interests, £.01 par value - authorized and issued 800,000 interests	8	8
Additional capital	511,263	493,537
Accumulated other comprehensive (loss) income	(209)	909
Accumulated deficit	(473,346)	(456,338)

Total member’s capital	37,716	38,116

Total liabilities and member’s capital	£502,671	£517,121

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. See accompanying notes.

\

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in £’000s)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	£54,145	£48,565	£106,928	£95,685

Costs and expenses
Operating costs (exclusive of depreciation shown below)	(22,064)	(21,995)	(44,505)	(44,728)
Selling, general and administrative expenses	(16,949)	(15,786)	(33,929)	(31,991)
Other charges	(863)	(13)	(1,048)	(1,126)
Depreciation	(14,162)	(14,005)	(27,450)	(26,135)
Amortization	(2,081)	(2,365)	(4,162)	(5,490)

	(56,119)	(54,164)	(111,094)	(109,470)

Operating loss	(1,974)	(5,599)	(4,166)	(13,785)
Other income (expense)
Interest expense	(10,030)	(9,956)	(20,154)	(20,166)
Interest expense to affiliate	(754)	(783)	(1,466)	(1,533)
Interest income	104	323	287	707
Exchange gains	15,060	25,079	8,643	17,661

	4,380	14,663	(12,690)	(3,331)

Income (loss) before income taxes	2,406	9,064	(16,856)	(17,116)
Income tax (expense) benefit	(124)	(44)	(152)	163

Net income (loss)	£2,282	£9,020	(£17,008)	(£16,953)

See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S CAPITAL
(Unaudited)
(in £000’s)

					Accumulated
	Common			Compre-	other compre-
	membership		Additional	hensive	hensive	Accumulated
	interests	Par	capital	loss	income (loss)	deficit	Total

Balance at December 31, 2002	800	£8	£493,537		£909	(£456,338)	£38,116
Capital contributed by member			17,726				17,726
Net loss				(£17,008)		(17,008)	(17,008)
Currency translation adjustment				(1,118)	(1,118)		(1,118)

Comprehensive loss				(£18,126)

Balance at June 30, 2003	800	£8	£511,263		(£209)	(£473,346)	£37,716

See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in £’000s)

	Six months ended
	June 30,

	2003	2002

Net cash (used in) provided by operating activities	(£5,696)	£9,842

Investing activities
Purchases of fixed assets	(13,939)	(21,425)

Net cash used in investing activites	(13,939)	(21,425)

Financing activities
Loans from affiliate	—	2,737
Capital contributed by member	17,726	—
Principal payments	(371)	(638)

Net cash provided by financing activities	17,355	2,099

Effect of exchange rate changes on cash	414	112

Decrease in cash and cash equivalents	(1,866)	(9,372)
Cash and cash equivalents, beginning of period	18,154	34,927

Cash and cash equivalents, end of period	£16,288	£25,555

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£17,924	£20,931

See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     We have prepared the accompanying unaudited condensed consolidated financial statements of NTL (Triangle) LLC in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K as amended for the year ended December 31, 2002.

     We are an indirect, wholly owned subsidiary of NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”). We are reliant upon the support of NTL to continue our operations.

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

     The former NTL Incorporated and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. It also failed to declare or pay dividends on certain series of its outstanding preferred stock, owing to a lack of available surplus under Delaware law.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including our current ultimate parent company, then known as NTL Communications Corp. (now NTL Incorporated) (collectively, the “Debtors”) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL (Delaware), Inc committed to provide up to an additional $130 million under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than our debt.

     The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL (Delaware), Inc a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

3. Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the third quarter of 2003. At June 30, 2003, we have no unconsolidated affiliates. Therefore, we do not expect the effectiveness of FIN 46 to impact our financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of our operations, financial condition or cash flows.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on our results of operations, financial condition or cash flows.

4. Comprehensive income (loss)

     Consolidated comprehensive income (loss) includes net loss as well as other comprehensive income (loss). Our other comprehensive income (loss) consists of changes in cumulative translation adjustment. Consolidated comprehensive income (loss) consists of (in £’000s) (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	£2,282	£9,020	(£17,008)	(£16,953)
Foreign currency translation adjustments	(211)	1,484	(1,118)	1,484

Comprehensive income (loss)	£2,071	£10,504	(£18,126)	(£15,469)

5. Fixed assets

     Fixed assets consists of (in £000’s):

	Estimated	June 30,	December 31,
	Useful Life	2003	2002

		(unaudited)
Operating equipment	3-40 years	£659,241	£631,848
Other equipment	3-50 years	63,458	61,228
Construction in progress		7,413	13,053

		730,112	706,129
Accumulated depreciation		(292,982)	(261,449)

		£437,130	£444,680

     We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we are unable to quantify the likely impact on our depreciation charge upon the adoption of the new lives.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

6. Intangible Assets

     Intangible assets consist of (in £000’s):

	June 30,	December 31,
	2003	2002

	(unaudited)
Intangible assets not subject to amortization:
Goodwill	£94	£94
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of £25,478 (2003) and £22,055 (2002)	6,844	10,267
Other, net of accumulated amortization of £12,908 (2003) and £12,167 (2002)	5,602	6,341

	£12,540	£16,702

     Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002 is as follows: £8.3 million in 2003, £4.9 million in 2004, £1.5 million in 2005, £0.9 million in 2006 and £0.3 million in 2007.

7. Other Charges

     Other charges of £1.0 million in 2003 include £0.4 million of restructuring costs incurred by our wholly owned subsidiary, NTL Ireland, for five employees and £0.6 million of costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

     Other charges of £1.1 million in 2002 are for restructuring costs incurred by NTL Ireland for 55 employees, which amount was fully utilized in 2002.

     The following table summarizes NTL Ireland’s activity related to restructuring charges incurred by NTL Ireland and utilized since 2002 (in £000’s):

	Employee Severance	Lease Exit
	and Related Costs	Costs	Total

Balance, December 31, 2002	£—	£1,269	£1,269
Charge to expense	376	—	376
Utilized	(203)	(59)	(262)

Balance, June 30, 2003	£173	£1,210	£1,383

8. Related Party Transactions

     In October 2000, NTL Ireland entered into a loan agreement with a subsidiary of NTL under which £80.3 million and £75.2 million had been borrowed at June 30, 2003 and December 31, 2002, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at June 30, 2003 and December 31, 2002 was 3.73% and 4.32%, respectively. Accrued interest of £2,362,000 and £819,000 was included in due to affiliates in the consolidated balance sheet at June 30, 2003 and December 31, 2002, respectively.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     Since NTL acquired us in October 1998, a subsidiary of NTL has been providing infrastructure and management support services to us. Benefits include usage of NTL network assets, network maintenance, marketing and shared overhead. Additionally, in 2001 certain elements of our network operations and customer operations were integrated with NTL’s national and regional operations in order for us to gain the advantage of NTL’s scale.

     The related charges, which began in the fourth quarter of 1999, represent our portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. We were charged £35.1 million and £35.2 million for the six months ended June 30, 2003 and 2002, respectively. For 2003, £13.4 million was included in operating costs and £21.7 million was included in selling, general and administrative expense. For 2002, £14.5 million was included in operating costs and £20.7 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of our management, the allocation method is reasonable.

     As of June 30, 2003 and December 31, 2002, the due to affiliates balance include payments made to third parties on our behalf by a subsidiary of NTL. We have reduced direct transactions with third parties as a result of our continued integration with NTL. We have therefore had our liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on our behalf represent directly attributable expenses incurred by us.

     In addition, other charges include amounts allocated to us by a subsidiary of NTL as discussed in Note 7, Other Charges.

9. Long-term Debt

     Long-term debt consists of (in £000’s):

	June 30,	December 31,
	2003	2002

	(unaudited)
2007 Senior Discount Debentures	£312,978	£321,417
Capital lease obligations	1,915	2,211

	314,893	323,628
Less current portion	(570)	(323,628)

	£314,323	£—

Owing to uncertainties about the compliance with the terms and conditions of our debt that would give the holders of the debt the right to accelerate repayment, all of our long-term debt was classified as current at December 31, 2002.

10. Commitments and contingent liabilities

At June 30, 2003, we were committed to pay £3.1 million for equipment and services within the following twelve months.

We are involved in legal proceedings and claims that arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a holding company that holds all of the shares of various companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom (“UK”) and Ireland. We own the companies that have franchises for Darlington and Teesside (collectively, “Teesside”) and Cambridge in the UK, and NTL Communications (Ireland) Limited (“NTL Ireland”), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland.

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

     The former NTL Incorporated and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. It also failed to declare or pay dividends on certain series of its outstanding preferred stock, owing to a lack of available surplus under Delaware law.

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the former NTL Incorporated and certain of its subsidiaries, including our current ultimate parent company, then known as NTL Communications Corp. (now NTL Incorporated) (collectively, the “Debtors”) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a wholly-owned subsidiary of the current NTL

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

Incorporated with up to $500 million in new debt financing (NTL (Delaware), Inc. committed to provide up to an additional $130 million under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than our debt.

     The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL (Delaware), Inc a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also, on January 10, 2003, NTL Incorporated and its lending banks amended its existing credit facilities.

     Liquidity and Capital Resources

     We have historically incurred operating losses and negative operating cash flow. In addition, we have required, and expect to continue to require, significant amounts of capital to finance construction of our networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. We are reliant upon the support of NTL to continue our operations.

     As of June 30, 2003, we had approximately £16.3 million in cash and cash equivalents on hand. We estimate that our capital expenditures and debt service requirements, net of cash from operations, will be approximately £4.0 million from July 1, 2003 to June 30, 2004. However, we expect to require additional cash at certain points during the twelve months from July 1, 2003 to June 30, 2004 owing to the timing of our cash flows. Our management believe that cash and cash equivalents on hand at June 30, 2003, and cash from NTL Incorporated will be sufficient for our cash requirements during the twelve months from July 1, 2003 to June 30, 2004.

     Over the long term, we will continue to require cash to fund operations, service or repay our remaining debt and implement our strategy. In order to fund these requirements, we anticipate that we will use cash flow from our operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the restrictions on incurring additional debt that are in the indentures governing our outstanding notes, there can be no assurance that these sources of funds will be available to us.

     Description of Outstanding Notes

     In November 1995, we issued $517.3 million principal amount at maturity of 11.2% Senior Discount Debentures due November 15, 2007 (the “2007 Discount Debentures”). Interest accreted on the 2007 Discount Debentures at 11.2% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures are redeemable at our option after November 15, 2000. The 2007 Discount Debentures contain restrictive covenants that limit our ability to pay dividends.

     In October 2000, NTL Ireland entered into a loan agreement with a subsidiary of NTL under which £80.3 million and £75.2 million had been borrowed at June 30, 2003 and December 31, 2002, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at June 30, 2003 and December 31, 2002 was 3.73% and 4.32%, respectively. Accrued interest of £2,362,000 and £819,000 was included in due to affiliates in the consolidated balance sheet at June 30, 2003 and December 31, 2002, respectively.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

Contractual Obligations and Commercial Commitments

     We had no significant commercial commitments as of June 30, 2003.

     The following table includes aggregate information about our contractual obligations as of June 30, 2003 and the periods in which payments are due.

		Payments due by period

		Less than			After
Contractual obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	£313.0	£—	£—	£313.0	£—
Capital lease obligations	2.3	0.7	1.1	0.5	—
Operating leases	39.3	1.3	5.4	3.6	29.0
Unconditional purchase obligations	3.1	3.1	—	—	—
Other long-term obligations	82.7	—	—	82.7	—

Total contractual cash obligations	£440.4	£5.1	£6.5	£399.8	£29.0

     Condensed Consolidated Statements of Cash Flows

     We used £5.7 million in our operating activities in the six months ended June 30, 2003 compared with generating £9.8 million in the six months ended June 30, 2002. The decrease in net cash provided by operating activities is primarily owing to a net payment of £15.7 million to affiliates and changes in working capital as a result of the timing of receipts and disbursements.

     We spent £13.9 million and £21.4 million on fixed asset purchases and construction for the six months ended June 30, 2003 and 2002, respectively. We will continue to minimize purchases of fixed assets in 2003 in an effort to conserve cash.

     During the six months ended June 30, 2003, our members contributed further capital of £17.7 million. After deducting principal payments on our capital lease obligations, we raised a net £17.4 million in our financing activities in the six months ended June 30, 2003. During the six months ended June 30, 2002, NTL Ireland drew down a further £2.7 million under their loan agreement with a subsidiary of NTL Incorporated.

Selected Operating Data

We set forth in the table below certain of our operating data at June 30 2003, and December 31, 2002.

	UK Franchises		NTL Ireland

	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002

Homes passed (3) (8)	563,000	563,000	456,600	474,900
Homes marketed (4) (8)	519,725	503,800	456,600	474,900
Total customers (1) (5)	275,739	275,618	344,600	368,512
Digital cable subscribers	80,765	79,258	49,500	38,051
Analog cable subscribers	39,354	45,415	295,100	311,476
MATV/MMDS subscribers (2)(8)	17,971	17,784	—	18,900
Broadband internet subscribers	87,301	61,331	2,400	1,737
Dial-up internet subscribers	48,988	58,128	1,700	2,500
Telephone subscribers (7)	245,173	247,221	1,700	6,436
Penetration (homes marketed) (6)	53.1%	54.7%	75.5%	77.6%
Annualized Churn	11.8%	15.7%	14.0%	7.7%

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

1.	NTL Ireland has introduced a more rigorous credit policy that will lead to the involuntary disconnection of certain customers. As a result of this, NTL Ireland anticipate that its residential customer base will decline by approximately 15,000 customers during the second half of 2003. We believe this will not have a significant overall impact on our results of operations or cash flows.

2.	Master Antenna Television (MATV) subscribers and Multi-channel Multi-point Distribution System (MMDS) subscribers.

3.	Homes passed is the number of homes that have had ducting buried outside.

4.	Homes marketed is the number of homes for which the initial marketing phase (including door to door direct marketing) has been completed.

5.	Total customers for the UK franchises at December 31, 2002 have been restated to include 17,784 MATV customers.

6.	Penetration is calculated by dividing the number of total customers by the number of homes marketed.

7.	Telephone subscribers for NTL Ireland at June 30, 2003 exclude off-net subscribers.

8.	NTL Ireland also offers MMDS television to 70,000 marketable homes and had 3,800 digital and 14,000 analog MMDS customers at June 30, 2003.

Results of Operations

     We provide a broad range of telecommunication services, including telephony, analog and digital television, Internet access and interactive services. We derive our revenue principally from monthly fees and usage charges. Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and television or triple telephone, television and Internet access.

     The principal components of our expenses include (1) costs to connect our network to other networks (referred to as interconnection); (2) television programming costs; (3) payroll and other employee related costs; (4) repairs and maintenance; (5) facility related costs, such as rent, utilities and rates; (6) marketing and selling costs; and (7) provisions for doubtful accounts. A significant portion of our costs are charged to us by a subsidiary of NTL. These charges include costs for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

     We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and control churn. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools they use to provide customer service. This effort is at a relatively early stage although they have continued to make progress through June 30, 2003. Although the new system does not yet support NTL’s full suite of services, NTL expects to complete the project substantially by the third quarter of 2004. The total project cost is estimated to be approximately £75.0 million, of which NTL has incurred £36.6 million through June 30, 2003. NTL cannot be certain that this project will be successful. If the full integration is not successful, we could experience an adverse effect on our customer service, our churn rate and our share of the costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our customers, which, depending upon on the severity of the failure, could have a material adverse effect on our business.

     Our plan to control churn and to increase average revenue per customer (referred to as ARPU) includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is still significant competition in our markets, through

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If in the future we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

     NTL Ireland has introduced a more rigorous credit policy that will lead to the involuntary disconnection of certain customers. As a result of this, NTL Ireland anticipates that its residential customer base will decline by approximately 15,000 customers during the second half of 2003. We believe this will not have a significant overall impact on our results of operations or cash flows.

     Three months ended June 30, 2003 and 2002

     We present below consolidated financial information for the three months ended June 30, 2003 and 2002 (in £000’s, “NM” denotes percentage is not meaningful):

	Three months ended
	June 30,		Increase (decrease)

	2003	2002	£	%

Revenues	£54,145	£48,565	5,580	11.5
Operating costs	(22,064)	(21,995)	69	0.3
Selling, general and adminstrative expenses	(16,949)	(15,786)	1,163	7.4
Other charges	(863)	(13)	850	NM
Depreciation and amortization	(16,243)	(16,370)	(127)	(0.8)

Operating loss	(1,974)	(5,599)	(3,625)	(64.7)
Interest expense	(10,030)	(9,956)	74	0.7
Interest expense to affiliate	(754)	(783)	(29)	(3.7)
Interest income	104	323	(219)	(67.8)
Exchange gains	15,060	25,079	(10,019)	(39.9)

Income before income taxes	2,406	9,064	(6,658)	(73.5)
Income tax expense	(124)	(44)	80	181.8

Net income	£2,282	£9,020	(6,738)	(74.7)

     Between 2002 and 2003, we instigated a series of price rises including the introduction of charges for our dial-up Internet service (which was previously available without charge), resulting in an increase in our revenues over that period. Furthermore, we have sold additional services to our customers and we have gained more broadband subscribers. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

     Our operating costs (including network expenses) have remained constant in 2003 compared with 2002 despite higher revenues. Our operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services. We were charged £6.8 million and £7.7 million in the three months ended June 30, 2003 and 2002, respectively for these services. We have benefited, through reduced recharges from NTL, from the further economies and efficiencies achieved by NTL from integrating our business into the rest of NTL’s UK business.

     Selling, general and administrative expenses include certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment. We were charged £10.8 million and £10.4 million in the three months ended June 30, 2003 and 2002, respectively, for these services.

     Other charges include restructuring costs incurred by our wholly owned subsidiary, NTL Ireland, for five employees and costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs. Charges allocated to

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

     Depreciation and amortization expense has remained flat. We adopted SFAS No. 142 on January 1, 2002, which ended the amortization of goodwill and other indefinite lived intangible assets. We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we are unable to quantify the likely impact on our depreciation charge upon adoption of the new lives.

     We incur interest on our 2007 Senior Discount Debentures, which are denominated in US dollars, as well as interest on our capital lease obligations. Movements in our interest expense principally result from fluctuations in the US dollar/UK pound sterling exchange rates. We also incur interest on NTL Ireland’s loan from an affiliate of NTL, which is denominated in Euros and the interest rate of which is based on EURIBOR. Movements in interest payable to affiliates result from further draw downs on the facility and movements in the EURIBOR rate. We are able to off set in part our interest expense by investing our available cash balances. Lower interest income is primarily attributable to lower average cash balances available for investment in 2003 as compared with the same period in 2002.

     Our results of operations will continue to be affected by exchange rate fluctuations. We are exposed to fluctuations in the UK pound sterling value of our 2007 Discount Debentures, which are denominated in US dollars.

     Six months ended June 30, 2003 and 2002

     We present below consolidated financial information for the six months ended June 30, 2003 and 2002 (in £000’s):

	Six months ended
	June 30,		Increase (decrease)

	2003	2002	£	%

Revenues	£106,928	£95,685	11,243	11.8
Operating costs	(44,505)	(44,728)	(223)	(0.5)
Selling, general and adminstrative expenses	(33,929)	(31,991)	1,938	6.1
Other charges	(1,048)	(1,126)	(78)	(6.9)
Depreciation and amortization	(31,612)	(31,625)	(13)	(0.0)

Operating loss	(4,166)	(13,785)	(9,619)	(69.8)
Interest expense	(20,154)	(20,166)	(12)	(0.1)
Interest expense to affiliate	(1,466)	(1,533)	(67)	(4.4)
Interest income	287	707	(420)	(59.4)
Exchange gains	8,643	17,661	(9,018)	(51.1)

Loss before income taxes	(16,856)	(17,116)	(260)	(1.5)
Income tax (expense) benefit	(152)	163	(315)	(193.3)

Net loss	(£17,008)	(£16,953)	55	0.3

     Between 2002 and 2003, we instigated a series of price rises including the introduction of charges for our dial-up Internet service (which was previously available without charge), resulting in an increase in our revenues over that period. Furthermore, we have sold additional services to our customers and we have gained more broadband subscribers. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

     Our operating costs (including network expenses) have reduced in 2003 compared with 2002 despite increased revenues. Our operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services. We were charged £13.4 million and £14.5 million in the six months ended June 30, 2003 and 2002, respectively for these

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

services. We have benefited, through reduced recharges from NTL, from the further economies and efficiencies achieved by NTL from integrating our business into the rest of NTL’s UK business.

     Selling, general and administrative expenses include certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment. We were charged £21.7 million and £20.7 million in the six months ended June 30, 2003 and 2002, respectively, for these services.

     Other charges of £1.0 million in 2003 include £0.4 million of severance costs incurred by NTL Ireland for five employees and £0.6 million of costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances. Other charges in 2002 are for restructuring costs consisting of employee severance and related costs of £1.1 million incurred by NTL Ireland for 55 employees.

     Depreciation and amortization expense has remained relatively flat. We adopted SFAS No. 142 on January 1, 2002, which ended the amortization of goodwill and other indefinite lived intangible assets. We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we are unable to quantify the likely impact on our depreciation charge upon the adoption of the new lives.

     We incur interest on our 2007 Senior Discount Debentures, which are denominated in US dollars, as well as interest on our capital lease obligations. Movements in our interest expense principally result from fluctuations in the US dollar/UK pound sterling exchange rates. We also incur interest on NTL Ireland’s loan from an affiliate of NTL, which is denominated in Euros and the interest rate of which is based on EURIBOR. Movements in interest payable to affiliates result from further draw downs on the facility and movements in the EURIBOR rate. We are able to off set in part our interest expense by investing our available cash balances. Lower interest income is primarily attributable to lower average cash balances available for investment in 2003 as compared with the same period in 2002.

     Our results of operations will continue to be affected by exchange rate fluctuations. We are exposed to fluctuations in the UK pound sterling value of our 2007 Discount Debentures, which are denominated in US dollars.

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the third quarter of 2003. At June 30, 2003, we have no unconsolidated affiliates. Therefore, we do not expect the effectiveness of FIN 46 to impact our financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of our operations, financial condition or cash flows.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on our results of operations, financial condition or cash flows.

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the impact of our organizational restructuring and integration actions; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, retain and compensate key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk

     We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivative financial instruments.

     Foreign Exchange Risk

     The principal form of market risk to which we are exposed is foreign exchange rate risk. Our 2007 Discount Debentures, which constitute a substantial portion of our existing debt obligations, are denominated in U.S. dollars, while the majority of our revenues are generated and stated in UK pounds sterling. Further, our subsidiary, NTL Ireland, generates and reports its revenues and expenses, assets and liabilities in euros. In the future, we may from time to time enter into foreign currency contracts based on our assessment of foreign currency market conditions and its effect on our operations and financial condition. Changes in currency exchange rates may have a material effect on the results of our operations and our ability to satisfy our obligations, including obligations under outstanding debt instruments, as they become due.

     Interest Rate Risk

     We are exposed to interest rate risk on the fair market value of our long-term fixed interest rate debt. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, fair values were determined from quoted market prices.

     The following table provides information as of June 30, 2003 about our long-term fixed and floating interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

	Year ended June 30,							Fair value
								June 30,
	2004	2005	2006	2007	2008	Thereafter	Total	2003

	(in millions)
Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	$517.3	—	$517.3	$496.6
Average interest rate					11.2%
Average forward exchange rate					.662
Euro
Variable Rate	—	—	—	—	€118.8	—	€118.8	€118.8
Average interest rate					EURIBOR plus 1%
Average forward exchange rate					.680

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of NTL Incorporated*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of NTL Incorporated have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     (b)  Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*     We have no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of NTL Group Limited, our sole managing member, and are the Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, our, and NTL Group Limited’s, indirect parent.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

RISK FACTORS

     We are an indirect wholly owned subsidiary of NTL Incorporated and are highly dependent upon NTL Incorporated and its subsidiaries. Accordingly, many of the following risk factors relate to NTL as a whole and, therefore, could have serious implications for us.

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

     NTL’s business is very capital intensive and has always required significant amounts of cash. Historically, construction, operating expenditures and interest costs have resulted in negative cash flow. NTL has also incurred and expects to continue to incur substantial losses. NTL cannot be certain that it will achieve or sustain profitability in the future. Failure to achieve profitability could diminish NTL’s ability to meet our cash flow needs, sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness it has incurred or may incur.

     NTL had net losses for the six months ended June 30, 2003 of $537.2 million, and for the years ended December 31:

•	2002: $2,375.8 million

•	2001: $11,837.0 million (including an asset impairment charge of $8,160.6 million)

•	2000: $2,388.1 million

•	1999: $716.5 million

•	1998: $534.6 million

     As of December 31, 2002, NTL’s accumulated deficit was $18.6 billion.

     Moreover, NTL currently expects that it will require between £5.0 million and £15.0 million to fund its working capital including debt service and capital expenditures, net of cash from operations, in the twelve months from July 1, 2003 to June 30, 2004. NTL believes that its cash and cash equivalents on hand of $594.0 million as of June 30, 2003 will be sufficient for its cash requirements during the twelve months from July 1, 2003 to June 30, 2004.

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

     We are an intermediate holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. We depend, in part, upon the receipt of sufficient funds from our subsidiaries to meet our

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

obligations. In addition, the terms of existing and future indebtedness of our subsidiaries and us and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

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

     NTL is, and, for the foreseeable future will continue to be, highly leveraged. As of June 30, 2003, the accreted value of NTL’s total long-term indebtedness less unamortized discount of $6,487.7 million represents 72.3% of its total capitalization.

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

•	effect a merger or consolidation of, or sell all or substantially all of its assets.

     Similar restrictive covenants are contained in the Senior Credit Facility and Working Capital Credit Facility that are applicable to NTL Incorporated and most of its subsidiaries. In addition, under its credit facilities, NTL Incorporated and its subsidiaries must comply with certain financial covenants specifying various financial performance levels that they are required to meet. In the event they were to fail to meet any of these covenants and were unable to cure such breach or otherwise renegotiate such covenant, the lenders under those facilities would have significant rights to seize control of most of NTL’s assets. Such a default, or a breach of any of the other obligations in the indenture governing the Exit Notes, could also trigger a default under the Exit Notes.

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

     The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated owing to technological breakthroughs rendering our products out of date.

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

     In addition, BSkyB has access to various movies and sports programming content, with which they create some of the most popular PAY-TV channels in the UK. We carry several of those channels on our systems. Although there are competing channel providers, the position of programming supplier to NTL undoubtedly is an advantage to BSkyB, not only because the Sky brand is a feature of our cable TV service, but also because we are dependant upon the supply of these Sky premium channels allowing BSkyB to influence pricing and bundling. Thus far, regulators have not disturbed the pricing arrangements imposed on us by BSkyB.

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

failures related to billing and collecting revenue from its customers, which, depending on the severity of the failure, could have a material adverse effect on its business.

     Moreover, the integration process has involved a number of internal reorganizations of NTL’s business as NTL continues to strive for better performance. These reorganizations have typically involved, among other things, the termination of employees made redundant as a result of the process. It is likely these internal reorganizations have negatively impacted employee morale. However, the results of the recent employee survey indicated that an increasing number of employees are proud to work for NTL and would recommend NTL as an employer. Negative effects on employee morale can have a negative effect on NTL’s operations generally.

     One of NTL’s key strategies is to control customer churn. However there can be no assurance that NTL will successfully accomplish this or that its churn rate will not increase.

     In order to control churn in the future, NTL aims to improve customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across NTL’s entire network. If the integration of NTL’s various billing systems is not successful, it could experience an adverse effect on customer service and, in turn, its churn rate.

     NTL plans to increase its customer base and revenue generating units (referred to in this quarterly report as RGUs) in 2003. If demand for NTL’s products and services is greater than anticipated, its customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. NTL’s business plan also includes the migration of its customers from analog to digital service. The migration process could also increase churn levels.

     NTL’s ability to control churn could also be adversely affected by the availability of competing services in the UK, such as the digital satellite and digital terrestrial television services offered by BSkyB and the BBC, and telephone, Internet and broadband services offered by BT. BT and BSkyB have regularly launched strong direct and indirect win-back campaigns to entice NTL’s customers to churn and move to these competing services.

     Another part of our strategy to control churn is to increase take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in controlling churn levels, which would adversely impact our results of operations.

     NTL’s prospects will depend in part on its ability to control its costs while maintaining and improving service levels.

     NTL’s prospects will depend in part on its ability to control costs and operate more efficiently, while maintaining and improving existing service levels. In particular, in order to reduce costs we are in the process of negotiating with several of our vendors for better terms under existing and future agreements. We cannot be certain that such negotiations will conclude successfully.

     Failure to market broadband successfully to NTL’s existing customer base will adversely impact NTL’s revenue and results of operations.

     A significant component of NTL’s strategy is to market broadband products successfully to its existing consumer customer base. NTL believes that its “triple play” offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base and allow it to increase its average revenue per user. However, NTL faces significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as the DSL service offered by BT and Freeserve. Additionally, some of NTL’s competitors have substantially greater financial and technical resources than NTL does. If NTL is unable to charge the prices for broadband services that are anticipated in its business plan in response to competition or if NTL’s competition offers a better product to its customers, NTL’s results of operations will be adversely affected.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     Our actual results of operations and financial condition may differ from our reported results of operations and financial condition due to the use of estimates and assumptions in the preparation of our financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, estimates related to the amount of costs to be capitalized in connection with the construction and installation of our network and facilities and estimates related to the value of long-lived assets and goodwill.

     NTL is dependent upon a small number of key personnel.

     A small number of key executive officers manage NTL’s businesses. The loss of one or more of these executive officers could have a material adverse effect on NTL. NTL believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Although NTL has entered into employment contracts with all of its executive officers, those contracts cannot prevent such individuals from resigning. If an individual does resign, he or she is bound by certain non-compete clauses that may or may not discourage the individual from leaving.

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

     NTL’s business is dependent on many sophisticated critical systems, which support all of the various aspects of its operations from its network to its billing and customer service systems. The hardware supporting a large number of critical systems is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on and cause irreparable harm to NTL’s business. NTL is currently studying ways to improve its disaster recovery to prevent or mitigate such a potential failure. However, despite any disaster recovery, security and service continuity protection measures NTL has or may in the future undertake, there can be no assurance that these measures will be sufficient. In addition, although NTL builds its network in resilient rings to ensure the continuity of network availability in the event of any damage to its underground fibers, should any ring be cut twice in different locations, it is likely that no transmission signals will be able to pass, which could cause significant damage to NTL’s business. This is especially so in relation to NTL’s Sirius undersea ring connecting the UK to the Republic of Ireland: any simultaneous cut of the Northern and Southern routes would isolate NTL’s Irish networks from its UK networks for an extended period.

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

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

     NTL’s broadcast services and carrier telecommunications businesses are dependent upon ITV and other contracts.

     NTL’s broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that NTL may charge these companies for transmission services are subject to regulation by the Office of the Director of Telecommunications (referred to in this quarterly report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with NTL, there can be no assurance that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by NTL on a basis less favorable to it or that they would not seek to obtain from third parties a portion of the transmission services that NTL currently provides.

     Other contracts important to NTL’s broadcast services business include a contract for the provision of communication services to the Metropolitan Police. This contract is subject to renewal and there can be no assurance that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide the services.

     NTL’s carrier services and mobile business has a contract with Orange plc for the design, build and operation of elements of its mobile network. The minimum term of this contract is scheduled to expire in 2006 and there can be no assurance that it will be renewed.

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

     Under the present arrangements for analog broadcast services, one of the parties is the owner, lessor or licensor of each site and the other party is entitled to request a license to use specified facilities at that site. Each site license granted pursuant to the site sharing agreement is for an initial period expiring on December 31, 2005, subject to title to the site and to the continuation in force of the site sharing agreement. Each site sharing agreement provides that, if requested by the sharing party, it will be extended for further periods. Either party may terminate the agreement by giving 5 years’ written notice until December 31, 2005 or at any date, which is a date 10 years, or a multiple of 10 years after December 31, 2005. With respect to digital broadcast services, NTL and Crown Castle U.K. Ltd. are negotiating to a formal arrangement pending finalization of a separate digital site sharing agreement which is envisaged to be on terms similar to the existing analog site sharing agreement. Presently the parties are operating under an informal arrangement pending finalization of the formal arrangement. Although NTL believes that such formalization will be concluded successfully, it cannot be certain of that conclusion.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     Some provisions of the agreements governing the indebtedness of NTL Incorporated, us and our respective subsidiaries, certain provisions of our respective certificates of incorporation and NTL Incorporated’s stockholder rights plan could delay or prevent transactions involving a change of control of us or NTL Incorporated.

     We and NTL Incorporated may, under some circumstances involving a change of control, be obligated to offer to repurchase substantially all of our respective outstanding notes, and repay other indebtedness (including bank facilities). There can be no assurance that NTL Incorporated, or we as the case may be, will have available financial resources necessary to repurchase such notes or indebtedness in those circumstances.

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

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On August 12, 2003, NTL Incorporated announced that Barclay Knapp, President and Chief Executive Officer has decided to step down from this current role. Simon Duffy, who is currently NTL’s Chief Operating Officer, will become Chief Executive Officer effective as of close of business on August 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

31	Certification of CEO and CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          We filed no reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL (TRIANGLE) LLC

(Registrant)
By: NTL Group Limited
its Sole Managing Member

Date: August 14, 2003	By: /s/ Barclay Knapp

Barclay Knapp
(Director of NTL Group Ltd., the sole
managing member)

Date: August 14, 2003	By: /s/ Scott E. Schubert

Scott E. Schubert
(Director of NTL Group Ltd., the sole
managing member)