Form 10-Q
period 2003-09-30
NTL TRIANGLE LLC
filed 2003-11-14
CIK 919957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

SEPTEMBER 30, 2003
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

As of September 30, 2003, there were 800,000 shares of the Registrant’s common membership interests outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s membership interests. The Registrant meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q and is filing this form with the reduced disclosure format set forth in General Instruction H(2) thereto.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

INDEX

			Page
			Number

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002	1
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	2
		Condensed Consolidated Statement of Member’s Capital for the Nine Months Ended September 30, 2003 (Unaudited)	3
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	4
		Notes to Condensed Consolidated Financial Statements (Unaudited)	5
	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	9
	Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION
	Item 5.	Other Information	19
	Item 6.	Exhibits and Reports on Form 8-K	20
	SIGNATURES		21

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in £’000s, except member’s interests data)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£26,274	£18,154
Accounts receivable, less allowance for doubtful accounts of £11,244 (2003) and £10,738 (2002)	20,621	21,812
Other current assets	1,221	1,998

Total current assets	48,116	41,964
Deferred financing costs, net of accumulated amortization of £28,958 (2003) and £25,823 (2002)	10,640	13,775
Fixed assets, net	429,478	444,680
Intangible assets, net	10,442	16,702

Total assets	£498,676	£517,121

Liabilities and member’s capital
Current liabilities
Accounts payable and accrued expenses	£29,580	£31,667
Interest payable	13,073	4,500
Deferred revenue	16,291	14,757
Due to affiliates	11,799	28,874
Current portion of long-term debt	550	323,628

Total current liabilities	71,293	403,426
Loans from affiliate	80,922	75,197
Long-term debt, less current portion	312,493	—
Commitments and contingent liabilities
Deferred income taxes	2,646	382
Member’s capital
Common membership interests, £.01 par value — authorized and issued 800,000 interests	8	8
Additional capital	511,263	493,537
Accumulated other comprehensive (loss) income	(637)	909
Accumulated deficit	(479,312)	(456,338)

Total member’s capital	31,322	38,116

Total liabilities and member’s capital	£498,676	£517,121

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in £’000s)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	£54,217	£48,968	£161,145	£144,653

Costs and expenses
Operating costs (exclusive of depreciation shown below)	(19,194)	(22,578)	(63,699)	(67,306)
Selling, general and administrative expenses	(16,476)	(15,267)	(50,405)	(47,258)
Other charges	(37)	(2,198)	(1,085)	(3,324)
Depreciation	(13,672)	(16,170)	(41,122)	(41,544)
Amortization	(2,098)	(2,081)	(6,260)	(6,242)

	(51,477)	(58,294)	(162,571)	(165,674)

Operating income (loss)	2,740	(9,326)	(1,426)	(21,021)
Other income (expense)
Interest expense	(10,081)	(10,451)	(30,235)	(32,707)
Interest expense to affiliate	(760)	(797)	(2,226)	(2,330)
Interest income	170	309	457	1,016
Losses on disposal of fixed assets	—	(145)	—	(145)
Exchange gains	2,058	9,101	10,701	26,762

	(8,613)	(1,983)	(21,303)	(7,404)

(Loss) before income taxes	(5,873)	(11,309)	(22,729)	(28,425)
Income tax (expense) benefit	(93)	710	(245)	873

Net (loss)	(£5,966)	(£10,599)	(£22,974)	(£27,552)

     See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S CAPITAL

(Unaudited)
(in £000’s)

					Accumulated
	Common			Compre-	other
	membership		Additional	hensive	comprehensive	Accumulated
	interests	Par	capital	loss	income (loss)	deficit	Total

Balance at December 31, 2002	800	£8	£493,537		£909	(£456,338)	£38,116
Capital contributed by member			17,726				17,726
Net loss				(£22,974)		(22,974)	(22,974)
Currency translation adjustment				(1,546)	(1,546)		(1,546)

Comprehensive loss				(£24,520)

Balance at September 30, 2003	800	£8	£511,263		(£637)	(£479,312)	£31,322

     See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in £’000s)

	Nine months ended
	September 30,

	2003	2002

Net cash provided by operating activities	£8,181	£19,985

Investing activities
Purchases of fixed assets	(17,840)	(27,335)

Net cash used in investing activities	(17,840)	(27,335)

Financing activities
Loans from affiliate	—	2,757
Capital contributed by member	17,726	—
Principal payments	(441)	(841)

Net cash provided by financing activities	17,285	1,916

Effect of exchange rate changes on cash and cash equivalents	494	49

Increase (decrease) in cash and cash equivalents	8,120	(5,385)
Cash and cash equivalents, beginning of period	18,154	34,927

Cash and cash equivalents, end of period	£26,274	£29,542

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£18,032	£22,481

     See accompanying notes.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

Organization and Business

We are a limited liability company established under the laws of the State of Delaware. We are the holding company of subsidiaries that offer broadband and communications services providing telephone, cable television and Internet services to the home, as well as data, voice and Internet services to businesses in the Republic of Ireland and in the East Anglia and North Eastern regions of the UK. These interests are held through our subsidiaries Cambridge Holding Company Limited and ntl Communications (Ireland) Limited. We are a wholly owned subsidiary of NTL Incorporated, or NTL, and are reliant upon the support of NTL and its subsidiaries to continue our operations.

Chapter 11 Reorganization

On May 8, 2002, NTL, NTL Europe, Inc. (formerly NTL Incorporated) and certain of their subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing, nor were the operating subsidiaries of NTL and NTL Europe. The Plan became effective on January 10, 2003, at which time NTL emerged from Chapter 11 reorganization.

Basis of Presentation

We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K as amended for the year ended December 31, 2002.

Certain prior period amounts have been reclassified to conform to the current presentation.

2.   Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on our results of operations, financial condition or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the fourth quarter of 2003. The implementation of this interpretation is not expected to have a significant effect on our results of operations, financial condition or cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our results of operations, financial condition or cash flows.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard has not had a significant impact on our results of operations, financial condition or cash flows.

3.   Comprehensive income (loss)

Consolidated comprehensive income (loss) includes net loss as well as other comprehensive income (loss). Our other comprehensive income (loss) consists of changes in cumulative translation adjustment. Consolidated comprehensive income (loss) consists of (in £’000s) (unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net (loss)	(£5,966)	(£10,599)	(£22,974)	(£27,552)
Foreign currency translation adjustments	(428)	(699)	(1,546)	785

Comprehensive (loss)	(£6,394)	(£11,298)	(£24,520)	(£26,767)

4.   Fixed assets

Fixed assets consists of (in £000’s):

	Estimated	September 30,	December 31,
	Useful Life	2003	2002

		(unaudited)
Operating equipment	3-40 years	£666,266	£631,848
Other equipment	3-50 years	63,763	61,228
Construction in progress		6,631	13,053

		736,660	706,129
Accumulated depreciation		(307,182)	(261,449)

		£429,478	£444,680

We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we have not yet quantified the likely impact on our depreciation charge upon the adoption of new lives.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

5.   Intangible Assets

Intangible assets consist of (in £000’s):

	September 30,	December 31,
	2003	2002

	(unaudited)
Intangible assets not subject to amortization:
Goodwill	£94	£94
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of £27,189 (2003) and £22,055 (2002)	5,133	10,267
Other, net of accumulated amortization of £13,295 (2003) and £12,167 (2002)	5,215	6,341

	£10,442	£16,702

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002 is as follows: £8.3 million in 2003, £4.9 million in 2004, £1.5 million in 2005, £0.9 million in 2006 and £0.3 million in 2007.

6.   Other Charges

Other charges of £1.1 million in 2003 include £0.4 million of restructuring costs incurred by our wholly owned subsidiary, NTL Ireland, for five employees and £0.7 million of costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs.

Other charges of £3.3 million in 2002 include £1.1 million of restructuring costs incurred by NTL Ireland for 55 employees, and £2.2 million of costs allocated to us by a subsidiary of NTL.

Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

The following table summarizes NTL Ireland’s activity related to restructuring charges incurred by NTL Ireland and utilized since 2002 (in £000’s) (unaudited):

	Employee Severance	Lease Exit
	and Related Costs	Costs	Total

Balance, December 31, 2002	£—	£1,269	£1,269
Charged to expense	391	—	391
Utilized	(391)	(262)	(653)
Foreign exchange differences	—	124	124

Balance, September 30, 2003	£—	£1,131	£1,131

7.   Related Party Transactions

In October 2000, NTL Ireland entered into a loan agreement with a subsidiary of NTL under which £80.9 million and £75.2 million had been borrowed at September 30, 2003 and December 31, 2002, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at September 30, 2003 and December 31, 2002

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

was 3.73% and 4.32%, respectively. Accrued interest of £3,141,000 and £819,000 was included in due to affiliates in the consolidated balance sheet at September 30, 2003 and December 31, 2002, respectively.

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

The related charges, which began in the fourth quarter of 1999, represent our portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. We were charged £52.5 million and £52.1 million for the nine months ended September 30, 2003 and 2002, respectively. For 2003, £19.7 million was included in operating costs and £32.8 million was included in selling, general and administrative expense. For 2002, £20.9 million was included in operating costs and £31.2 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of our management, the allocation method is reasonable.

As of September 30, 2003 and December 31, 2002, the due to affiliates balance include payments made to third parties on our behalf by a subsidiary of NTL. We have reduced direct transactions with third parties as a result of our continued integration with NTL. We have therefore had our liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on our behalf represent directly attributable expenses incurred by us.

In addition, other charges include amounts allocated to us by a subsidiary of NTL as discussed in Note 6, Other Charges.

8.   Long-term Debt

Long-term debt consists of (in £000’s):

	September 30,	December 31,
	2003	2002

	(unaudited)
2007 Senior Discount Debentures	£311,272	£321,417
Capital lease obligations	1,771	2,211

	313,043	323,628
Less current portion	(550)	(323,628)

	£312,493	£—

Owing to uncertainties about the compliance with the terms and conditions of our debt that would give the holders of the debt the right to accelerate repayment, all of our long-term debt was classified as current at December 31, 2002.

9.   Commitments and contingent liabilities

At September 30, 2003, we were committed to pay £0.8 million for equipment and services within the following twelve months.

We are involved in legal proceedings and claims that arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a limited liability company established under the laws of the State of Delaware. We are the holding company of subsidiaries that offer broadband and communications services providing telephone, cable television and Internet services to the home, as well as data, voice and Internet services to businesses in the Republic of Ireland and in the East Anglia and North Eastern regions of the UK. These interests are held through our subsidiaries Cambridge Holding Company Limited and ntl Communications (Ireland) Limited. We are a wholly owned subsidiary of NTL Incorporated, or NTL, and we are reliant upon the support of NTL and its subsidiaries to continue our operations.

Selected Operating Data

We set forth in the table below certain of our operating data at September 30 2003, and December 31, 2002.

	UK Franchises		NTL Ireland

	September 30,	December 31,	September 30,	December 31,
	2003	2002	2003	2002

Homes passed (3) (8)	563,000	563,000	458,000	474,900
Homes marketed (4) (8)	519,725	503,800	458,000	474,900
Total customers (1) (5)	276,647	275,618	329,600	368,512
Digital cable subscribers	83,403	79,258	52,300	38,051
Analog cable subscribers	36,247	45,415	277,300	311,476
MATV/MMDS subscribers (2) (8)	18,106	17,784	—	18,900
Broadband Internet subscribers	97,845	61,331	3,300	1,737
Dial-up Internet subscribers	46,491	58,128	2,600	2,500
Telephone subscribers (7)	244,816	247,221	2,600	6,436
Penetration (homes marketed) (6)	53.2%	54.7%	72.0%	77.6%
Annualized Churn	14.0%	15.7%	26.4%	7.7%

(1)	NTL Ireland has introduced a more rigorous credit policy that led to the involuntary disconnection of certain customers. As a result of this, NTL Ireland’s residential customer base declined by approximately 15,000 customers during 2003. This did not have a significant overall impact on our results of operations or cash flows.

(2)	Master Antenna Television (MATV) subscribers and Multi-channel Multi-point Distribution System (MMDS) subscribers.

(3)	Homes passed is the number of homes that have had ducting buried outside.

(4)	Homes marketed is the number of homes for which the initial marketing phase (including door to door direct marketing) has been completed.

(5)	Total customers for the UK franchises at December 31, 2002 have been restated to include 17,784 MATV customers.

(6)	Penetration is calculated by dividing the number of total customers by the number of homes marketed.

(7)	Telephone subscribers for NTL Ireland at September 30, 2003 exclude off-net subscribers.

(8)	NTL Ireland also offers MMDS television to 70,000 marketable homes and had 7,266 digital and 9,330 analog MMDS customers at September 30, 2003.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Results of Operations

We derive our revenue principally from monthly fees and usage charges. Our packaging of services and pricing are designed to encourage our customers to use multiple services like dual telephone and broadband, dual telephone and television or triple telephone, television and Internet access.

The principal components of our operating and selling, general and administrative expenses include (1) payroll and other employee related costs; (2) interconnection costs paid to other carriers related to telephone services; (3) television programming costs; (4) marketing and selling costs; (5) repairs and maintenance; (6) facility related costs, such as rent, utilities and rates; and (7) provisions for bad debt. A significant portion of our costs is charged to us by a subsidiary of NTL. These charges include costs for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and control churn. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools it uses to provide customer service. This effort is at a relatively early stage although NTL has continued to make progress through September 30, 2003. Although the new system does not yet support NTL’s full suite of services, NTL expects to complete the project substantially by late 2004. The total project cost is estimated to be approximately £75 million, of which NTL has incurred £46 million through September 30, 2003. If the full integration is not successful, we could experience an adverse effect on our customer service, our churn rate and our share of the costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our customers, which, depending upon on the severity of the failure, could have a material adverse effect on our business.

Our plan to control churn and to increase average revenue per customer, or ARPU, includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If in the future we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

NTL Ireland has introduced a more rigorous credit policy that led to the involuntary disconnection of certain customers. As a result of this, NTL Ireland’s residential customer base declined by approximately 15,000 customers during 2003. This did not have a significant overall impact on our results of operations or cash flows.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Three months ended September 30, 2003 and 2002

We present below consolidated financial information for the three months ended September 30, 2003 and 2002 (in £000’s):

	Three months ended
	September 30,		Increase (decrease)

	2003	2002	£	%

Revenues	£54,217	£48,968	5,249	10.7
Operating costs	(19,194)	(22,578)	(3,384)	(15.0)
Selling, general and administrative expenses	(16,476)	(15,267)	1,209	7.9
Other charges	(37)	(2,198)	(2,161)	(98.3)
Depreciation and amortization	(15,770)	(18,251)	(2,481)	(13.6)

Operating income (loss)	2,740	(9,326)	(12,066)	(129.4)
Interest expense	(10,081)	(10,451)	(370)	(3.5)
Interest expense to affiliate	(760)	(797)	(37)	(4.6)
Interest income	170	309	(139)	(45.0)
Losses on disposal of fixed assets	—	(145)	(145)	(100.0)
Exchange gains	2,058	9,101	(7,043)	(77.4)

(Loss) before income taxes	(5,873)	(11,309)	(5,436)	(48.1)
Income tax (expense) benefit	(93)	710	(803)	(113.1)

Net (loss)	(£5,966)	(£10,599)	(4,633)	(43.7)

Between 2002 and 2003, we have introduced a number of price increases including the introduction of charges for our dial-up Internet service (which was previously available without charge) resulting in an improvement in our revenues. Furthermore, we have sold additional services to our existing customers and gained more broadband subscribers. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Over the respective periods, we have seen a reduction in our operating costs. We have benefited from the efficiencies that NTL has gained in the network and negotiated reductions in the costs of interconnection and television programming. Our operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services. In the three months ended September 30, 2003 and 2002, we were charged £6.3 million and £6.4 million, respectively for these services.

Our selling, general and administrative expenses include certain costs that are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment. In the three months ended September 30, 2003 and 2002, we were charged £11.1 million and £10.5 million, respectively, for these services.

Other charges include restructuring costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

Depreciation and amortization expense has reduced. We are currently evaluating the remaining useful

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we have not yet quantified the likely impact on our depreciation charge upon the adoption of new lives.

We incur interest on our 2007 Senior Discount Debentures, which are denominated in US dollars, as well as interest on our capital lease obligations. Movements in our interest expense principally result from fluctuations in the US dollar/UK pound sterling exchange rates. We also incur interest on NTL Ireland’s loan from an affiliate of NTL, which is denominated in Euros and the interest rate of which is based on EURIBOR. Movements in interest expense to affiliates result from fluctuations in the euro/UK pound sterling exchange rates and movements in the EURIBOR rate.

Our results of operations will continue to be affected by exchange rate fluctuations. We are exposed to fluctuations in the UK pound sterling value of our 2007 Discount Debentures, which are denominated in US dollars.

Nine months ended September 30, 2003 and 2002

We present below consolidated financial information for the nine months ended September 30, 2003 and 2002 (in £000’s):

	Nine months ended
	September 30,		Increase (decrease)

	2003	2002	£	%

Revenue	£161,145	£144,653	16,492	11.4
Operating costs	(63,699)	(67,306)	(3,607)	(5.4)
Selling, general and administrative expenses	(50,405)	(47,258)	3,147	6.7
Other charges	(1,085)	(3,324)	(2,239)	(67.4)
Depreciation and amortization	(47,382)	(47,786)	(404)	(0.8)

Operating loss	(1,426)	(21,021)	(19,595)	(93.2)
Interest expense	(30,235)	(32,707)	(2,472)	(7.6)
Interest expense to affiliate	(2,226)	(2,330)	(104)	(4.5)
Interest income	457	1,016	(559)	(55.0)
Losses on disposal of fixed assets	—	(145)	(145)	(100.0)
Exchange gains	10,701	26,762	(16,061)	(60.0)

Loss before income taxes	(22,729)	(28,425)	(5,696)	(20.0)
Income tax (expense) benefit	(245)	873	(1,118)	(128.1)

Net loss	(£22,974)	(£27,552)	(4,578)	(16.6)

Between 2002 and 2003, we have introduced a number of price rises including the introduction of charges for our dial-up Internet service (which was previously available without charge) resulting in an improvement in our revenues. Furthermore, we have sold additional services to our existing customers and gained more broadband subscribers. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Over the respective periods, we have seen a reduction in our operating costs. We have benefited from the efficiencies that NTL has gained in the network and negotiated reductions in the costs of interconnection and television programming. Our operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services. In the nine months ended September 30, 2003 and 2002, we were charged £19.7 million and £20.9 million, respectively for these services.

Our selling, general and administrative expenses include certain costs that are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

services, including our use of the related IT equipment. In the nine months ended September 30, 2003 and 2002, we were charged £32.8 million and £31.2 million, respectively, for these services.

Other charges of £1.1 million in 2003 include £0.4 million of restructuring costs incurred by NTL Ireland for five employees and £0.7 million of costs allocated to us by a subsidiary of NTL. These costs are for employee severance and related costs. Other charges in 2002 include £1.1 million of restructuring costs incurred by NTL Ireland for 55 employees and £2.2 million allocated to us by a subsidiary of NTL consisting of employee severance and related costs. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgment of a reasonable methodology given the facts and circumstances.

Depreciation and amortization expense has remained relatively flat. We are currently evaluating the remaining useful economic lives of our fixed assets. We expect to adopt new lives when the evaluation is completed. At this time, we have not yet quantified the likely impact on our depreciation charge upon the adoption of new lives.

We incur interest on our 2007 Senior Discount Debentures, which are denominated in US dollars, as well as interest on our capital lease obligations. Movements in our interest expense principally result from fluctuations in the US dollar/UK pound sterling exchange rates. We also incur interest on NTL Ireland’s loan from an affiliate of NTL, which is denominated in Euros and the interest rate of which is based on EURIBOR. Movements in interest expense to affiliates result from fluctuations in the euro/UK pound sterling exchange rate and movements in the EURIBOR rate.

Our results of operations will continue to be affected by exchange rate fluctuations. We are exposed to fluctuations in the UK pound sterling value of our 2007 Discount Debentures, which are denominated in US dollars.

Condensed Consolidated Statements of Cash Flows

We generated £8.2 million in our operating activities in the nine months ended September 30, 2003 compared with £20.0 million in the nine months ended September 30, 2002. The decrease in net cash provided by operating activities is primarily owing to net payments to affiliates and changes in working capital as a result of the timing of receipts and disbursements.

We spent £17.8 million and £27.3 million on purchases of fixed assets including connecting new customers to our network for the nine months ended September 30, 2003 and 2002, respectively.

During the nine months ended September 30, 2003, our members contributed further capital of £17.7 million. After deducting principal payments on our capital lease obligations, we raised a net £17.3 million in our financing activities in the nine months ended September 30, 2003. During the nine months ended September 30, 2002, NTL Ireland drew down a further £2.8 million under their loan agreement with a subsidiary of NTL.

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

As of September 30, 2003, we had approximately £26.3 million in cash and cash equivalents on hand. We estimate that our capital expenditures and debt service requirements, net of cash from operations, will be approximately £6.0 million from October 1, 2003 to September 30, 2004. However we expect to require additional cash at certain points during the twelve months from October 1, 2003 to September 30, 2004 owing to the timing of our cash flows. Our management believe that cash and cash equivalents on hand at September 30, 2003, and cash from NTL will be sufficient for our cash requirements during the twelve months from October 1, 2003 to September 30, 2004.

Over the long term, we will continue to require cash to fund operations, service or repay our remaining debt and implement our strategy. In order to fund these requirements, we anticipate that we will use cash flow from our operations and may also need to issue additional debt or equity securities or may need to secure bank financing. Given the restrictions on

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

incurring additional debt that are in the indentures governing our outstanding notes, there can be no assurance that these sources of funds will be available to us.

Description of Outstanding Notes

Senior Discount Debentures

In November 1995, we issued $517.3 million principal amount at maturity of 11.2% Senior Discount Debentures due November 15, 2007, or the 2007 Discount Debentures. Interest accreted on the 2007 Discount Debentures at 11.2% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures are redeemable at our option after November 15, 2000. The 2007 Discount Debentures contain restrictive covenants that limit our ability to pay dividends.

Loan Notes payable to NTL

In October 2000, NTL Ireland entered into a loan agreement with a subsidiary of NTL under which £80.9 million and £75.2 million had been borrowed at September 30, 2003 and December 31, 2002, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at September 30, 2003 and December 31, 2002 was 3.73% and 4.32%, respectively. Accrued interest of £3,141,000 and £819,000 was included in due to affiliates in the consolidated balance sheet at September 30, 2003 and December 31, 2002, respectively.

Contractual Obligations and Commercial Commitments

We had no significant commercial commitments as of September 30, 2003.

The following table includes aggregate information about our contractual obligations as of September 30, 2003 and the periods in which payments are due.

			Payments due by period

		Less than			After
Contractual obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	£311.3	£—	£—	£311.3	£—
Capital lease obligations	2.1	0.7	1.0	0.4	—
Operating leases	38.6	2.7	4.9	3.7	27.3
Unconditional purchase obligations	0.8	0.8	—	—	—
Other long-term obligations	84.0	—	—	84.0	—

Total contractual cash obligations	£436.8	£4.2	£5.9	£399.4	£27.3

NTL’s Completed Restructuring

On May 8, 2002, NTL (then known as NTL Communications Corp.), NTL Europe, Inc (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries filed a pre-arranged joint reorganization plan, referred to in this report as the Plan, under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time NTL emerged from Chapter 11 reorganization.

Pursuant to the Plan, NTL Europe and its subsidiaries and affiliates were split into two separate groups, and NTL and NTL Europe each emerged as independent public companies. NTL became the holding company for NTL Europe’s principal UK and Ireland assets and our ultimate parent company, and NTL Europe became the holding company for its continental European and certain other assets. We are no longer affiliated to NTL Europe.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Background of Restructuring

Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of our former ultimate parent company, NTL Europe and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, NTL Europe and its subsidiaries had no further funds available, or were unable to draw upon funds under their credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, NTL Europe announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL Europe commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

NTL Europe and its subsidiaries failed to make interest payments on some of their outstanding notes starting on April 1, 2002. NTL Europe also failed to declare or pay dividends on certain series of its outstanding preferred stock, owing to a lack of available surplus under Delaware law.

On April 16, 2002, NTL Europe announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, NTL Europe and certain of its subsidiaries, including our current ultimate parent company, then known as NTL Communications Corp. (now NTL), collectively referred to as the Debtors, filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to as the DIP facility, committing to provide a wholly-owned subsidiary of NTL with up to $500 million in new debt financing (NTL (Delaware), Inc. committed to provide up to an additional $130 million under the DIP facility).

As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of NTL Europe and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than our debt.

The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, NTL Europe negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL. The Plan became effective on January 10, 2003, or the Effective Date, at which time the Debtors emerged from Chapter 11 reorganization. In connection with the Debtors’ emergence from Chapter 11 reorganization, the NTL and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010, or the Exit Notes, on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the NTL’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL (Delaware), Inc a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also, on January 10, 2003, NTL and its lending banks amended its existing credit facilities.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Various statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in NTL’s Form 8-K filed on November 3, 2003 for example:

•	potential adverse developments with respect to NTL and our liquidity or results of operations;

•	NTL’s significant debt payments commencing in 2005 and its and our other contractual commitments coming due over the next several years;

•	NTL’s and our ability to fund and execute its and our business plan;

•	the impact of new business opportunities requiring significant up-front investments;

•	our ability to attract and retain customers, increase our overall market penetration and react to competition from providers of alternative services;

•	NTL’s ability to integrate its billing systems;

•	NTL’s significant management changes;

•	NTL’s and our ability to develop and maintain back-up for its critical systems;

•	our ability to respond adequately to technological developments;

•	NTL’s and our ability to maintain contracts that are critical to our operations;

•	our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, in a timely manner at reasonable costs and on satisfactory terms and conditions;

•	interest rate and currency exchange rate fluctuations;

•	the impact of NTL’s recent reorganization and subsequent organizational restructuring; and

•	risks related to NTL’s rights offering.

We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting these statements.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on our results of operations, financial condition or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the fourth quarter of 2003. The implementation of this interpretation is not expected to have a significant effect on our results of operations, financial condition or cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our results of operations, financial condition or cash flows.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard has not had a significant impact on our results of operations, financial condition or cash flows.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 4.   CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of NTL *, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of NTL have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

* We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are directors of NTL Group Limited, our sole managing member, and the latter is the Chief Financial Officer of NTL, our, and NTL Group Limited’s, indirect parent.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Officers and Directors

Barclay Knapp ceased employment with NTL as its president and chief executive officer and resigned as a director as of August 15, 2003. Mr. Knapp serves as a consultant to NTL through December 31, 2003. Simon P. Duffy replaced Mr. Knapp as NTL’s chief executive officer. Mr. Duffy has served as NTL’s chief operating officer since March 2003.

On September 16, 2003, Charles Gallagher was appointed to NTL’s board of directors as a non-executive director.

Rights Offering

On September 26, 2003, NTL filed a registration statement on Form S-1 (Registration No. 333-109194) with the Commission relating to a proposed common stock rights offering. On November 4, 2003, NTL declared a dividend to stockholders of record of its common stock as of close of business on November 7, 2003, at no charge, of 0.702243 transferable rights for each share of its common stock they hold on the record date. Each right entitles stockholders to purchase one share at a purchase price of $40.00. In addition, in the event all rights are not exercised, holders of rights may purchase additional shares through the exercise of an over subscription privilege. The rights offering period will expire on November 17, 2003.

If all rights are exercised, NTL will issue 35,750,000 shares and receive gross proceeds of $1,430.0 million. NTL expects to use the net proceeds of approximately $1,370.0 million to:

•	repay in full all obligations under the Exit Notes of $599.7 million. This amount reflects:

•	$502.8 million, the accreted value of the Exit Notes as of September 30, 2003,

•	$50.5 million, the accreted value as of September 30, 2003 of the additional Exit Notes used to make the July 1, 2003 interest payment,

•	$29.2 million, the accrued interest outstanding on the Exit Notes and additional Exit Notes as of September 30, 2003, plus,

•	$17.2 million, the accrued interest and the increase in accreted value through the redemption date of the Exit Notes and the additional Exit Notes outstanding as of September 30, 2003;

•	pay approximately $616.2 million, representing 80% of the net proceeds remaining after repayment of the Exit Notes as required under NTL’s senior credit and working capital facilities, together with cash on hand of $69.1 million, as permanent repayment in full of all of NTL’s obligations under its working capital facility;

•	transfer by inter-company funding of $102.7 million to NTL’s subsidiary NTL Communications Ltd. and some of its subsidiaries as required by NTL’s senior credit and working capital facilities, representing two-thirds of the net proceeds remaining after repayment of the Exit Notes and a repayment of a portion of the principal amount of its working capital facility as described above; and

•	the balance for general corporate purposes.

Two of NTL’s stockholders, W.R. Huff Asset Management Co., L.L.C. and Franklin Mutual Advisers, have agreed to exercise all of the rights to be distributed to them, subject to customary conditions. These stockholders, who owned in the aggregate approximately 21.3% of NTL’s outstanding shares as of September 30, 2003, will purchase 7,626,309 shares as a result of the exercise of their rights. The rights offering is being underwritten by Deutsche Bank Securities Inc, Goldman, Sachs & Co. and J.P. Morgan Securities Inc. as lead underwriters and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC and UBS Securities LLC as co-managers. The underwriters have committed to purchase up to 28,123,691 of the shares at the same purchase price to be paid by stockholders, subject to customary conditions.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31	Certification of CEO and CFO* pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of CEO and CFO* pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

We filed no reports on Form 8-K during the quarter ended September 30, 2003.

*	We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are directors of NTL Group Limited, our sole managing member, and the latter is the Chief Financial Officer of NTL, our, and NTL Group Limited’s, indirect parent.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL (TRIANGLE) LLC

	(Registrant) By:	NTL Group Limited its Sole Managing Member

Date: November 14, 2003	By: /s/ Robert Mackenzie

Robert Mackenzie (Director of NTL Group Ltd., the sole managing member)

Date: November 14, 2003	By: /s/ Scott E. Schubert

Scott E. Schubert (Director of NTL Group Ltd., the sole managing member)

Exhibit 31

CERTIFICATION

I, Robert Mackenzie, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NTL (Triangle) LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003

/s/ Robert Mackenzie

Robert Mackenzie
Director of NTL Group Limited,
The sole managing member of the NTL (Triangle) LLC *

*	We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are directors of ntl Group Limited, our sole managing member, and the latter is the Chief Financial Officer of NTL, our indirect parent.

Exhibit 31

CERTIFICATION

I, Scott E. Schubert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NTL (Triangle) LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003

/s/ Scott E. Schubert

Scott E. Schubert
Director of NTL Group Limited,
The sole managing member of the NTL (Triangle) LLC *

*	We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are directors of ntl Group Limited, our sole managing member, and the latter is the Chief Financial Officer of NTL, our indirect parent.

Exhibit 32

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report on Form 10-Q of NTL (Triangle) LLC (the “Company”) for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Robert Mackenzie and Scott E. Schubert, as Directors of NTL Group Limited, the sole managing member of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert Mackenzie

Name: Robert Mackenzie
Title: Director of NTL Group Limited,
          the sole managing member of NTL (Triangle) LLC*
Date: November 14, 2003

/s/ Scott E. Schubert

Name: Scott E. Schubert
Title: Director of NTL Group Limited,
          the sole managing member of NTL (Triangle) LLC*
Date: November 14, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

*	We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are directors of NTL Group Limited, our sole managing member, and the latter is the Chief Financial Officer of NTL, our indirect parent.