Form 10-K
period 2003-12-31
NTL TRIANGLE LLC
filed 2004-03-29
CIK 919957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 0-24792

NTL (Triangle) LLC

(Exact name of registrant as specified in its charter)

Delaware	13-4086747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ntl House Bartley Wood Business Park Hook, Hampshire, RG27 9UP England 011 44 1256 752000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

As of March 23, 2004, there were 800,000 membership interests of the Registrant outstanding. The Registrant is an indirect, wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant’s membership interests.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) to Form 10-K and is filing this Form 10-K with the reduced disclosure format set forth in General Instruction I(2) thereto.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in the Form 10-K filed on March 11, 2004 by our ultimate parent company, NTL Incorporated, or NTL, such as:

•                                          potential adverse developments with respect to NTL’s and our liquidity or results of operations;

•                                          NTL’s significant debt payments commencing in 2005 and its and our other contractual commitments coming due over the next several years;

•                                          the success of NTL’s proposed refinancing transaction;

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

•                                          NTL’s significant management changes;

•                                          NTL’s and our ability to develop and maintain back-up for its and our critical systems;

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

•                                          interest rate and currency exchange rate fluctuations; and

•                                          the impact of NTL’s recent reorganization and subsequent organizational restructuring.

We assume no obligation to update these forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or changes in factors affecting these statements.

PART I

NTL CORPORATE STRUCTURE

NTL’s Completed Restructuring

We are an indirect, wholly-owned subsidiary of NTL. On May 8, 2002, NTL (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries filed a pre-arranged joint reorganization plan, referred to in this Annual Report as the Plan, under Chapter 11 of the US Bankruptcy Code. We were not included in the Chapter 11 filing, nor were the operating subsidiaries of NTL Incorporated and NTL Europe, Inc. The Plan became effective on January 10, 2003, at which time NTL Incorporated, our indirect parent company, emerged from Chapter 11 reorganization.

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

Historical Structure of the Company

We are a holding company that holds all of the shares of several companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom and Ireland. We own the companies that have franchises to provide telecommunications services in Darlington and Teesside (collectively “Teesside”) and Cambridge in the UK, and NTL Communications (Ireland) Limited (formerly Cablelink Limited) (“NTL Ireland”), which owns the companies that provide telecommunications services in Dublin, Galway and Waterford, Ireland.

In July 1999, the entity then known as NTL Communications Corp. (now NTL Incorporated), which was at that time an indirect wholly-owned subsidiary of NTL Incorporated, acquired NTL Ireland for IR£535.18 million (£421.9 million). In December 1999, the former NTL Communications Corp. sold its 100% interest in NTL Ireland to us for £423.6 million in cash. This transaction was accounted for at historical cost in a manner consistent with a transfer of entities under common control, which is similar to that used in a “pooling of interests.” Accordingly, our financial statements include the results of NTL Ireland from July 1999.

In November 1999, we converted to a Delaware limited liability company and thereby changed our name to NTL (Triangle) LLC. Under the Delaware Limited Liability Company Act, we are deemed to be the same entity as we were prior to the conversion.

We are an indirect wholly-owned subsidiary of NTL Incorporated, or NTL, and are reliant upon the support of NTL to continue our operations. Our executive office is located at, ntl House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, England.

The following chart shows on a condensed basis the corporate structure of NTL through which its operations are conducted as of December 31, 2003. This chart does not show NTL’s operating or other intermediate companies.

*                                         Includes Diamond Holdings Limited, or Diamond Holdings, the issuer of the 10% Senior Notes due 2008 and 9 1/8% Senior Notes due 2008 and Diamond Cable Communications Limited, the guarantor of those series of Notes and the parent company of Diamond Holdings.

**                                  Includes the subsidiaries which secure NTL’s Senior Credit Facility.

***                           Includes us, the issuer of the 11.2% Senior Discount Debentures due 2007, and our subsidiaries.

Exchange rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as US dollars per £1.00. The noon buying rate of the UK pound on March 23, 2004 was $1.85 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low

1999	1.62	1.61	1.68	1.55
2000	1.49	1.51	1.65	1.40
2001	1.45	1.44	1.50	1.37
2002	1.61	1.51	1.61	1.41
2003	1.78	1.64	1.78	1.55
2004 (through March 23, 2004)	1.85	1.83	1.90	1.79

(1)                                  The average rate is the average of the noon buying rates on the last day of each month during the relevant period.

The above rates may differ from the actual rates used in the preparation of the consolidated financial statements and other financial information appearing in this Annual Report on Form 10-K. Our inclusion of these exchange rates is not meant to suggest that the UK pound amounts actually represent these US dollar amounts or that these amounts could have been converted into US dollars at any particular rate, if at all.

Unless we otherwise indicate, all US dollar amounts as of December 31, 2003 are translated to UK pound sterling at an exchange rate of $1.7842 to £1.00, and all amounts disclosed for the year ended December 31, 2003 are based on an average exchange rate of $1.6348 to £1.00. All amounts disclosed as of December 31, 2002 are based on an exchange rate of $1.6095 to £1.00, and all amounts disclosed for the year ended December 31, 2002 are based on an average exchange rate of $1.5025 to £1.00. All amounts disclosed as of December 31, 2001 are based on an exchange rate of $1.4543 to £1.00, and all amounts disclosed for the year ended December 31, 2001 are based on an average exchange rate of $1.4392 to £1.00.

The assets and liabilities of our Irish subsidiary as of December 31, 2003 have been translated to UK pound sterling at an exchange rate of £0.706 to €1, and revenues and expenses for the year ended December 31, 2003 have been translated to UK pound sterling at an exchange rate of £0.6923 to €1. The assets and liabilities of our Irish subsidiary as of December 31, 2002 have been translated to UK pound sterling at an exchange rate of £0.6514 to €1, and revenues and expenses for the year ended December 31, 2002 have been translated to UK pound sterling at an exchange rate of £0.6292 to €1. The assets and liabilities of our Irish subsidiary as of December 31, 2001 have been translated to UK pound sterling at an exchange rate of £0.612 to €1, and revenues and expenses for the year ended December 31, 2001 have been translated to UK pound sterling at an exchange rate of £0.622 to €1.

ITEM 1.        BUSINESS

Recent Developments

On March 8, 2004, NTL entered into a commitment letter with Credit Suisse First Boston, Deutsche Bank, AG London, Goldman Sachs International and Morgan Stanley Senior Funding, Inc relating to a £2.425 billion new credit facility. The commitment by these lenders is subject to customary conditions as well as the issuance by NTL Cable PLC, a newly-formed wholly-owned subsidiary of NTL, of up to approximately £800 million equivalent in sterling, US dollar and euro denominations of ten-year senior notes. The proceeds of the high-yield bond offering, together with the proceeds from the new credit facility, will be used to repay in full NTL’s existing senior credit facilities, the existing notes issued by Diamond Holdings and our debentures. The aim of any new financing is to extend the maturity of NTL’s indebtedness and to reduce NTL’s weighted average cost of debt. NTL cannot provide any assurance that this refinancing transaction will be consummated.

About NTL (Triangle) LLC

We are a holding company that holds all of the shares of several companies principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom and Ireland. We own the companies that have franchises to provide telecommunications services in Darlington and Teesside (collectively “Teesside”) and Cambridge in the UK, and NTL Communications (Ireland) Limited (formerly Cablelink Limited) (“NTL Ireland”), which owns the companies that provide telecommunications services in Dublin, Galway and Waterford, Ireland. We are an indirect, wholly-owned subsidiary of NTL and we are reliant upon the support of NTL and its subsidiaries to continue our operations.

ITEM 2.        PROPERTIES

We do not own or lease any significant real or personal property other than through our subsidiaries Teesside, Cambridge and NTL Ireland.

Teesside, Cambridge and NTL Ireland own their cable and telephone plant and equipment and generally own or lease, under long-term leases, the head-end and switching node sites. We believe that our subsidiaries’ facilities are adequate to serve their existing customers.

ITEM 3.        LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of our business, none of which is expected to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

We are an indirect wholly-owned subsidiary of NTL and there is no market for our membership interests.

ITEM 6.        SELECTED FINANCIAL DATA

The selected consolidated financial information of NTL (Triangle) LLC presented below under the captions income statement data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 was derived from our consolidated financial statements audited by Ernst & Young LLP. This information should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in our Management Discussion and Analysis appearing elsewhere in this Annual Report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2003	2002	2001	2000	1999(2)
	(in £’000s)

Income Statement Data:
Revenue	£217,408	£194,241	£180,893	£160,734	£118,963
Operating income (loss)(1)	367	(69,427)	(381,049)	(80,556)	(35,999)
Equity in net losses of affiliates	—	—	—	—	(6,801)
Net (loss) income	(10,116)	(70,056)	(431,048)	(139,424)	329,465

	Year Ended December 31,
	2003	2002	2001	2000	1999(2)
	(in £’000s)

Balance Sheet Data:
Working capital (deficit)	£(17,184)	£(361,462)	£(355,147)	£(60,568)	£(9,467)
Total Assets	483,655	517,121	602,729	920,605	901,269
Long-term debt including loans from affiliates(3)	372,554	398,242	426,106	374,972	293,285
Member’s capital	48,811	38,116	107,058	439,627	547,975

(1)                                  Beginning in the fourth quarter of 1999, a subsidiary of NTL Incorporated began charging us for infrastructure and management support services. We were charged £72.1 million, £70.0 million, £60.8 million, £29.7 million and £2.9 million in 2003, 2002, 2001, 2000 and 1999, respectively. These charges represent our portion of costs incurred by this subsidiary of NTL for the benefit of all UK operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge. In the fourth quarter of 2001, we incurred asset impairment charges of £291.6 million and other charges of £5.7 million. In the fourth quarter of 2002, we incurred asset impairment charges of £19.3 million.

(2)                                  In 1999, we sold our 50.0% ownership interest in Cable London to Telewest Communications plc for £428.0 million and recognized a gain on the sale of £404.8 million. In addition, the results of operations and financial position include NTL Ireland beginning July 1999.

(3)                                  As of December 31, 2002 and 2001 there was long-term debt of £323,045,000 and £358,150,000, respectively classified as current.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a limited liability company established under the laws of the State of Delaware. We are the holding company of subsidiaries that operate broadband and communications services providing telephone, cable television and Internet services to the home, as well as data, voice and Internet services to businesses in the Republic of Ireland and in the East Anglia and North Eastern regions of the UK. These interests are held through our subsidiaries Cambridge Holding Company Limited and ntl Communications (Ireland) Limited. We are a wholly-owned subsidiary of NTL and we are reliant upon the support of NTL and its subsidiaries to continue our operations.

Selected Operating Data

We set forth in the table below certain of our operating data at December 31, 2003 and 2002.

	UK Franchises		NTL Ireland
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Homes passed(1)	563,000	563,000	463,700	474,900
Homes marketable(2)	520,197	503,800	463,700	474,900
Total customers(3)	278,718	275,618	327,200	368,512
Digital cable subscribers	88,249	79,258	58,600	38,051
Analog cable subscribers	35,825	45,415	268,600	311,476
MATV/MMDS subscribers(4)	18,222	17,784	—	—
Broadband internet subscribers	104,933	61,331	3,700	1,737
Dial-up internet subscribers	44,842	58,128	2,400	2,500
Telephone subscribers	245,452	247,221	2,400	6,436
Penetration (homes marketed)(5)	53.6%	54.7%	70.6%	77.6%
Annualized Churn(6)	13.1%	15.7%	16.1%	7.7%

(1)                                  Homes passed is the number of homes that have had ducting buried outside.

(2)                                  Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs. This is lower than homes passed owing to restrictions imposed by some landlords on accessing some multi-tenant buildings.

(3)                                  NTL Ireland has introduced a more rigorous credit policy that led to the involuntary disconnection of certain customers. This did not have a significant overall impact on our results of operations or cash flows.

(4)                                  Master Antenna Television (MATV) subscribers and Multi-channel Multi-point Distribution System (MMDS) subscribers. NTL Ireland offers MMDS television to 70,000 marketable homes and had 12,718 digital and 4,377 analog MMDS customers at December 31, 2003, and had 18,900 MMDS customers at December 31, 2002, which are not included in the above statistics.

(5)                                  Penetration rate measures the number of subscribers for our services divided by the number of marketable homes that our services pass.

(6)                                  Our customer churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers we serviced during that quarter.

Critical Accounting Policies

Our consolidated financial statements and related financial information are based on the application of accounting principles generally accepted in the United States, or GAAP. GAAP requires the use of estimates, assumptions, judgements and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgement and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

Fixed Assets:

•                                          Fixed assets, net, totaled £421.4 million and £444.7 million, representing 87.1% and 86.0% of total assets at December 31, 2003 and December 31, 2002, respectively. Fixed assets, net are stated at cost less accumulated depreciation.

•                                          The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable advanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

•                                          We assign fixed assets and intangible assets useful lives that impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Our managers use their experience and expertise in applying judgements about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

Impairment of Long-lived Assets:

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. We assess the recoverability of the carrying value of long-lived assets by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

Goodwill, license acquisition costs and other intangible assets that are not amortized are reviewed for impairment each year.

As of December 31, 2003, we reviewed our long-lived assets for impairment. We engaged an independent financial adviser to assist in the impairment review. The independent financial adviser and we determined that there was no impairment of our long-lived assets as of December 31, 2003. This determination was based upon various valuation methods, including discounted cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to our operations. Some factors that were incorporated into the impairment review included the following:

•                                          10 year cash flow projections.

•                                          Corporate income tax rates of 30% in the UK and 12.5% in Ireland.

•                                          Present value discount factors of between 13.0% and 15.0%.

•                                          Residual value representing the sum of the value beyond 10 years into perpetuity calculated using the Gordon Growth Model.

Our assessments of impairment of long-lived assets and our periodic review of the remaining useful lives of our long-lived assets are an integral part of our ongoing strategic review of the business and operations. Future changes in our strategy and other changes in our operations could impact the projected future operating results that are inherent in our estimates of value of long-lived assets could change and, therefore, impact the assessments of impairment in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

Revenue:

We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

•                                          persuasive evidence that an arrangement exists between us and our customers;

•                                          delivery has occurred or the services have been rendered;

•                                          the price for the service is fixed or determinable; and

•                                          collectibility is reasonably assured.

Revenues are invoiced and recorded as part of a periodic billing cycle, and are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

•                                          Telephone service and cable television revenues are recognized as the services are provided to customers.

•                                          Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

•                                          Internet revenue in respect of broadband services provided to customers is recognized as the service is provided.

•                                          Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. We apply the provisions of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” to assess whether the components of the bundled services should be recognized separately.

•                                          Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection. We apply the provisions of SFAS No. 51 “Financial Reporting by Cable Television Companies” in relation to connection and activation fees for telephone service and internet services, as well as cable television services, on the basis that we market and maintain a unified fiber network through which we provide all of these services.

Pensions:

We account for our defined benefit pension plan using Statement of Financial Accounting Standards, SFAS No. 87, Employers’ Accounting for Pensions and the disclosure rules under SFAS No. 132 (Revised) Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans of £0.2 million and £0.1 million in 2003 and 2002, respectively. We expect our pension expense to be approximately £0.2 million in 2004.

The calculation of pension expense and our pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. We believe that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

When calculating pension expense for 2003 and 2002, we assumed that plan assets would generate a long-term rate of return of 7.9%. We determine our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

We discounted our future pension obligations using a rate of 6.0% at December 31, 2003 and 2002. We determined the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.5% would increase our pension liability at December 31, 2003 by approximately £0.7 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

At December 31, 2003, projected benefit obligations of our pension plan exceeded plan assets by £1.2 million. We will need to fund this deficit in accordance with the laws and regulations of the Republic of Ireland.

Other Policies:

•                                          A subsidiary of NTL provides infrastructure and management support services to us. The related charges represent our portion of costs incurred by the subsidiary of NTL for the benefit of all UK operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge.

•                                          We maintain allowances for doubtful accounts and other receivables to reflect estimated losses resulting from the potential inability of our customers to make payments. These allowances are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•                                          Our determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. We consult legal counsel on matters related to litigation. We consult both internal and external experts with respect to other matters that arise in the ordinary course of business. Examples of these matters that are based on assumptions, judgments and estimates include amounts to be paid to terminate some agreements included in restructuring charges and the amounts to be paid to settle some other liabilities. A liability is accrued if the likelihood of occurrence of an adverse outcome is probable and the amount is capable of estimation.

•                                          We incur interconnection and related costs from other carriers relating to the provision of telephone services. These carriers can make retrospective adjustments to charges for these services which requires us to estimate certain charges for a particular period. Actual charges may differ from those estimated.

Results of Operations

We derive our revenue principally from monthly fees and usage charges. Our packaging of services and pricing are designed to encourage our customers to use multiple services like dual telephone and broadband, dual telephone and television or triple telephone, television and Internet access.

The principal components of our operating costs and selling, general and administrative expenses include payroll and other employee related costs; interconnection costs paid to other carriers related to telephone services; television programming costs; marketing and selling costs; repairs and maintenance; facility related costs, such as rent, utilities and rates; and allowances for doubtful accounts. A significant portion of our costs is charged to us by a subsidiary of NTL. These charges include costs for the provision of network services and support, the use of NTL’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

Factors affecting our business

Customer Churn.  An increase in our customer churn can lead to increased costs and reduced revenues. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Customer churn is a measure of the number of customers who stop using our services. Our annualized customer churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers we serviced during that quarter. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. To help meet these objectives, NTL needs to integrate its billing systems and customer databases, including ours, across its entire network. Although NTL is in the process of integrating its billing systems and customer databases, including ours, there can be no assurance that it will be successful in reaching this goal. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption.

Competition.  Our ability to acquire and retain customers and increase revenues depends on our competitive strength. There is significant competition in our markets through digital satellite offered by BSkyB and digital terrestrial television offered by Freeview, as well as through alternative Internet access services, like DSL, which is offered by BT. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Capital Expenditures.  Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenues. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations and cash from NTL, will be sufficient for our cash requirements in 2004. However, our cash requirements after that time may exceed, perhaps significantly, these sources of cash.

Currency Movements.  We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in pounds but we pay interest and principal obligations with respect to a portion of our existing indebtedness in US dollars. To the extent that the pound declines in value against the US dollar, the effective cost of servicing our US dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses.

Seasonality.  Certain revenue streams are subject to seasonal factors. For example, telephone usage revenues in ntl: home and ntl: business tend to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service owing to moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of UK house moves occur and students leave their accommodations between school years.

Integration of Billing Systems.  NTL is in the process of integrating its various billing systems and customer databases, including ours, in an effort to improve one of the main tools it uses to provide customer service. NTL has numerous billing systems and customer databases owing to the many acquisitions it has made. NTL is seeking to complete this integration by late 2004. The total project cost is estimated to be approximately £75 million of which NTL incurred approximately £55 million through December 31, 2003. Approximately £33 million of this amount was incurred in 2003. If the integration is not successful, we could experience an adverse effect on our customer service, customer churn rate and costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenues from our customers which, depending upon on the severity of the failure, could have a material adverse effect on our business.

Years Ended December 31, 2003 and 2002

We present below summarized consolidated financial information for the years ended December 31, 2003 and 2002 (in £’000s):

	Year Ended December 31,		Increase (decrease)
	2003	2002	£	%

Revenues	£217,408	£194,241	23,167	11.9
Operating costs	(83,333)	(88,632)	(5,299)	(6.0)
Selling, general and adminstrative expenses	(68,224)	(67,744)	480	0.7
Asset impairment	—	(19,301)	(19,301)	(100.0)
Other charges	(1,676)	(14,275)	(12,599)	(88.3)
Depreciation and amortization	(63,808)	(73,716)	(9,908)	(13.4)
Operating income (loss)	367	(69,427)	(69,794)	(100.5)
Interest expense	(39,984)	(38,832)	1,152	3.0
Interest expense to affiliate	(2,984)	(3,130)	(146)	(4.7)
Interest income	500	1,177	(677)	(57.5)
Exchange gains	32,420	35,019	(2,599)	(7.4)
(Loss) before income taxes	(9,681)	(75,193)	(65,512)	(87.1)
Income tax (expense) benefit	(435)	5,137	(5,572)	(108.5)
Net (loss)	£(10,116)	£(70,056)	(59,940)	(85.6)

Revenues

Revenue increased by 11.9% to £217.4 million in 2003 from £194.2 million in 2002. Between 2002 and 2003, we have introduced a number of price increases resulting in an improvement in our revenues. Furthermore, we have sold additional services to our existing customers and gained more broadband subscribers. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Expenses

Operating Costs.  Operating costs decreased by 6.0% to £83.3 million in 2003 from £88.6 million in 2002. Operating costs as a percentage of revenue reduced to 38.3% in 2003 from 45.6% in 2002. We have benefited from the efficiencies that NTL has gained in the negotiated reductions in the costs of television programming and reductions in the costs of interconnection owing to the more effective routing of outbound traffic. In addition, we have also benefited from a release of certain accruals in respect of favorable resolutions by NTL of billing matters with certain providers of interconnect related services. Our operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by NTL for our broadband Internet service and digital cable television services. In 2003 and 2002, we were charged £27.2 million and £26.9 million, respectively for these services.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased 0.7% to £68.2 million in 2003 from £67.7 million in 2002. However, selling, general and administrative expenses as a percentage of revenue reduced to 31.4% in 2003 from 34.9% in 2002. Our selling, general and administrative expenses include certain costs that are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment. In 2003 and 2002, we were charged £44.9 million and £43.1 million, respectively, for these services. The increase in the amounts charged to us resulted from more marketing and selling activities in 2003, together with higher employee related costs associated with incentive compensation plans. These increases have been partly offset by further operational savings.

Asset impairment charges

There were no asset impairment charges in 2003. Asset impairment charges of £19.3 million in 2002 were non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges included license acquisition costs of £18.0 million and goodwill of £1.3 million, and were determined in accordance with SFAS No. 142.

Other charges

Other charges of £1.7 million in 2003 include £0.9 million of restructuring costs incurred by NTL Ireland comprising £0.4 million of employee severance for five employees, none of whom are employed by NTL Ireland as of December 31, 2003 and £0.5 million for lease exit costs. Costs of £0.8 million were allocated to us by a subsidiary of NTL. The allocated costs are for employee severance and related costs. Other charges of £14.3 million in 2002 include £7.5 million of restructuring costs incurred by NTL Ireland and £6.8 million allocated to us by a subsidiary of NTL. The restructuring costs incurred by NTL Ireland include £1.1 million of employee severance for 55 employees, none of whom are employed by NTL Ireland as of December 31, 2003, £1.4 million for lease exit costs and £5.0 million for a non-cash write-off of fixed assets. The allocated costs include £4.1 million of employee severance and related costs and £2.7 million of recapitalization expense. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

The following table summarizes NTL Ireland’s restructuring charges included in other charges that were incurred and utilized in 2003 and 2002 (in £’000s).

	Employee severance and related costs	Lease exit costs	Other	Total

Balance, December 31, 2001	£249	£—	£—	£249
Charged to expense	1,139	1,390	5,008	7,537
Utilized	(1,388)	(121)	(5,008)	(6,517)
Balance, December 31, 2002	—	1,269	—	1,269
Charged to expense	393	496	—	889
Utilized	(393)	(330)	—	(723)
Foreign currency exchange translation adjustments	—	141	—	141
Balance, December 31, 2003	£—	£1,576	£—	£1,576

Depreciation and amortization expense

Depreciation and amortization expense decreased by 13.4% to £63.8 million in 2003 from £73.7 million in 2002. During 2003, we evaluated the remaining useful economic lives of our fixed assets. As of January 1, 2004, we adopted new useful economic lives. The impact on the annual depreciation expense upon the adoption of new lives is estimated to increase by approximately £5.3 million in 2004.

Interest expense

Interest expense increased 3.0% to £40.0 million in 2003 from £38.8 million in 2002 and interest expense to affiliate decreased 4.7% to £3.0 million in 2003 from £3.1 million in 2002. We incur interest on our 2007 Senior Discount Debentures, which are denominated in US dollars, as well as interest on our capital lease obligations. Movements in our interest expense principally result from fluctuations in the US dollar/UK pound sterling exchange rate. We also incur interest on NTL Ireland’s loan from an affiliate of NTL, which is denominated in Euros and the interest rate of which is based on EURIBOR. Movements in interest expense to affiliates result from fluctuations in the Euro/UK pound sterling exchange rate and movements in the EURIBOR rate. We paid interest in cash of £35.5 million in 2003, and £41.7 million in 2002.

Exchange gains

In 2003, exchange gains were £32.4 million compared with exchange gains of £35.0 million in 2002. Exchange gains result primarily from the impact of fluctuations in the UK pound sterling value of our 2007 Discount Debentures, which are denominated in US dollars. Our results of operations will continue to be affected by exchange rate fluctuations.

Income tax benefit (expense)

For the year ended December 31, 2003, income tax expense was £0.4 million as compared with income tax benefit of £5.1 million in 2002.

Net (loss)

For the year ended December 31, 2003, net loss was £10.1 million as compared with a net loss of £70.1 million in 2002. The reduction in net loss is attributable to our improved operating performance, a reduction in restructuring charges for employee severance; and the occurrence in 2002 of items that were not repeated in 2003, including long-lived asset impairments.

Years Ended December 31, 2002 and 2001

We present below summarized consolidated financial information for the years ended December 31, 2002 and 2001 (in £’000s):

	Year Ended December 31,		Increase (decrease)
	2002	2001	£	%

Revenues	£194,241	£180,893	13,348	7.4
Operating costs	(88,632)	(86,207)	2,425	2.8
Selling, general and adminstrative expenses	(67,744)	(77,551)	(9,807)	(12.6)
Asset impairment	(19,301)	(291,617)	(272,316)	(93.4)
Other charges	(14,275)	(5,651)	8,624	152.6
Depreciation and amortization	(73,716)	(100,916)	(27,200)	(27.0)
Operating (loss)	(69,427)	(381,049)	(311,622)	(81.8)
Interest expense	(38,832)	(40,466)	(1,634)	(4.0)
Interest expense to affiliate	(3,130)	(2,951)	179	6.1
Interest income	1,177	504	673	133.5
Exchange gains (losses)	35,019	(10,353)	45,372	438.2
(Loss) before income taxes	(75,193)	(434,315)	(359,122)	(82.7)
Income tax benefit	5,137	3,267	1,870	57.2
Net (loss)	£(70,056)	£(431,048)	(360,992)	(83.7)

Revenues

Revenues increased 7.4% to £194.2 million in 2002 from £180.9 million in 2001 despite total customers falling in 2002 owing to capital constraints including reduced capital expenditures to connect new customers. The rise in revenue is a result of price increases including the introduction of charges for our dial-up Internet service (which was previously available without charge), upselling additional services to customers and from growth in broadband subscribers.

Expenses

Operating costs.    Operating costs increased 2.8% to £88.6 million in 2002 from £86.2 million in 2001. However, operating costs as a percentage of revenue reduced to 45.6% in 2002 from 47.7% in 2001. This reduction resulted from further economies and efficiencies achieved by NTL from integrating our business into the rest of NTL’s UK business. In absolute terms, operating costs increased from 2001 to 2002 as a result of increases in interconnection and programming costs owing to usage. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of the technical infrastructure and network capacity by NTL for our Internet service. In 2002 and 2001, these charges were £26.9 million and £21.3 million, respectively. We have reduced direct transactions with third parties as a result of the continued integration with NTL. As a result, costs arising directly from third parties declined significantly in 2002, with a rise in the costs charged from a subsidiary of NTL. Furthermore, commencing the first quarter of 2002, a subsidiary of NTL began charging us for broadband and digital television services. In 2002, these charges totaled £2.5 million and £1.8 million, respectively.

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased 12.6% to £67.7 million in 2002 from £77.6 million in 2001. Selling, general and administrative expenses as a percentage of revenue reduced to 34.9% in 2002 from 42.9% in 2001. These reductions were the result of further economies of scale and efficiencies achieved by NTL from integrating our business into the rest of NTL’s UK business. Selling, general and administrative expense includes certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including our use of the related IT equipment. These charges were £43.1 million and £39.5 million in 2002 and 2001, respectively. The increase in these charges is partly owing to the continued integration with NTL. We have reduced our costs incurred directly from third parties, with a rise in the costs charged by a subsidiary of NTL. Also, the increase is partly owing to a rise in the charge for our use of IT and other capital equipment. During 2002, this charge increased by approximately £2.9 million. Approximately £1.2 million of this increase was an expense related to the write-off of certain projects that had been abandoned.

Furthermore, the costs charged by a subsidiary of NTL in 2002 were affected by the following:

•                                          as a result of capital constraints imposed on its business, NTL reduced its expenditure in a number of areas, including those related to expanding its customer base, and those related to service arrangements with third parties that provide capital improvements as part of their services. These measures, as well as the significant restructuring of NTL’s business in 2002 in terms of headcount reduction and departmental reorganization, have caused NTL to reassess whether for some 2002 expenditures, assumptions and estimates relating to the allocation of those costs between capital and operating expense need to be revised. The result of this reassessment was to increase our costs in 2002 by £2.9 million; and

•                                          during the year NTL undertook a review of certain balance sheet accounts which identified that there were provisions that were no longer necessary in light of the resolution of the issues and other liabilities that such provisions sought to address. The review resulted in a decrease in our costs by £3.0 million.

Asset impairment charges

Asset impairment charges were £19.3 million and £291.6 million in 2002 and 2001, respectively. Asset impairment charges of £19.3 million in 2002 are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include license acquisition costs of £18.0 million and goodwill of £1.3 million, and were determined in accordance with SFAS No. 142. Asset impairment charges of £291.6 million in 2001 were the result of an analysis and review of the recoverability of our long-lived assets and associated goodwill that indicated that the carrying value of certain assets would not be recoverable. We recognized a charge of £291.6 million in the fourth quarter of 2001 relating to the write-down of goodwill from the 1999 acquisition of NTL Ireland.

Other charges

Other charges of £14.3 million in 2002 include £7.5 million of restructuring costs incurred by NTL Ireland and £6.8 million of costs allocated to us by a subsidiary of NTL. These allocated costs include £4.1 million of employee severance and related costs and £2.7 million of recapitalization expenses. Other charges of £5.7 million in 2001 were allocated to us by a subsidiary of NTL. The 2001 charges include £4.2 million in costs related to information technology integration and for business rationalization consulting, plus £1.5 million for our allocated share of NTL UK’s restructuring costs. The charges by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

The following table summarizes NTL Ireland’s restructuring charges included in other charges that were incurred and utilized in 2001 and 2002. The employee severance and related costs in 2001 and 2002 were for approximately 20 and 55 employees, respectively, to be terminated, none of who are still employed by NTL Ireland as of December 31, 2002 (in £’000s).

	Employee severance and related costs	Lease exit costs	Fixed assets	Total

Charged to expense	249	—	—	249
Balance, December 31, 2001	249	—	—	249
2001 provision utilized	(249)	—	—	(249)
Charged to expense	1,139	1,390	5,008	7,537
2002 provision utilized	(1,139)	(121)	(5,008)	(6,268)
Balance, December 31, 2002	£—	£1,269	£—	£1,269

Depreciation and amortization expense

Depreciation and amortization decreased by £27.2 million to £73.7 million in 2002 from £100.9 million in 2001. This reduction was primarily owing to the £30.6 million reduction in amortization expense resulting from the adoption of SFAS No. 142 on January 1, 2002. Pursuant to SFAS No. 142, we discontinued the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in 2001, measured in accordance with SFAS No. 142, would have been £12.5 million.

Interest expense

Interest expense decreased to £38.8 million in 2002 from £40.5 million in 2001 and interest expense to affiliate increased to £3.1 million in 2002 from £3.0 million in 2001. We incur interest on our 2007 Senior Discount Debentures, which are denominated in US dollars, as well as interest on our capital lease obligations. Movements in our interest expense principally result from fluctuations in the US dollar/UK pound sterling exchange rates. We also incur interest on NTL Ireland’s loan from an affiliate of NTL, which is denominated in Euros and the interest rate of which is based on EURIBOR. Movements in interest expense to affiliates result from fluctuations in the Euro/UK pound sterling exchange rates and movements in the EURIBOR rate. We paid interest in cash of £41.7 million in 2002, and £40.8 million in 2001.

Exchange gains

In 2002, exchange gains were £35.0 million compared with exchange losses of £10.4 million in 2001. Exchange gains and losses result primarily from the impact of fluctuations in the UK pound sterling value of our 2007 Discount Debentures, which are denominated in US dollars. Our results of operations will continue to be affected by exchange rate fluctuations.

Net (loss)

For the year ended December 31, 2002, net loss was £70.1 million compared with a net loss of £431.0 million in 2001. This change was primarily a result of the asset impairment charges recorded in 2001, the adoption of SFAS No. 142 resulting in the cessation of amortization on goodwill and foreign currency exchange gains and losses.

Consolidated Statement of Cash Flows

Year Ended December 31, 2003 and 2002

We generated £9.4 million in 2003 from our operating activities compared with £16.6 million in 2002. The decline in net cash provided by operating activities is partly owing to the changes in working capital as a result of timing of receipts and disbursements offset by our improved operating performance.

We spent £24.9 million in 2003 and £35.3 million in 2002 on purchases of fixed assets including connecting new customers to our network. During 2003, we continued to restrict purchases of fixed assets in an effort to conserve cash.

In 2003, our member contributed further capital of £20.3 million, including a payment of £2.5 million in respect of prior year tax losses of £50.5 million surrendered to our indirect parent company. After deducting principal payments on our capital lease obligations, we raised a net £19.7 million from our financing activities in 2003. During 2002, NTL Ireland borrowed a further £2.7 million under their loan agreement with a subsidiary of NTL. After deducting principal payments on our capital lease obligations, we raised a net £1.7 million from our financing activities in 2002.

Year Ended December 31, 2002 and 2001

We generated £16.6 million in 2002 from our operating activities compared with using £45.5 million in 2001. The improvement in net cash provided by operating activities is partly owing to the improvement in our results of operations and partly owing to net payments to affiliates and changes in working capital as a result of timing of receipts and disbursements.

We spent £35.3 million in 2002 and £64.2 million in 2001 on purchases of fixed assets including connecting new customers to our network. We restricted purchases of fixed assets in 2002 in an effort to conserve cash.

During 2002, NTL Ireland borrowed a further £2.7 million under their loan agreement with a subsidiary of NTL. After deducting principal payments on our capital lease obligations, we raised a net £1.7 million in our financing activities in 2002. In 2001, our member contributed further capital of £99.4 million and NTL Ireland borrowed £43.8 million under their loan agreement with a subsidiary of NTL.

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

As of December 31, 2003, we had approximately £23.0 million in cash and cash equivalents on hand. We estimate that our capital expenditures and debt service requirements, net of cash from operations, will be approximately £10 million in 2004. Our management believe that cash and cash equivalents on hand at December 31, 2003, and cash from NTL will be sufficient for our cash requirements during 2004. However we expect to require additional cash during 2004 owing to the timing of our cash flows.

Over the long term, we will continue to require cash to fund operations, service or repay our remaining debt and implement our strategy. In order to fund these requirements, we anticipate that we will use cash flow from our operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the restrictions on incurring additional debt that are in the indentures governing our outstanding debentures, there can be no assurance that these sources of funds will be available to us.

Description of Outstanding Indebtedness

Senior Discount Debentures

In November 1995, we issued $517.3 million principal amount at maturity of 11.2% Senior Discount Debentures due November 15, 2007 (the “2007 Discount Debentures”). Interest accreted on the 2007 Discount Debentures at 11.2% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures are redeemable at our option after November 15, 2000. The 2007 Discount Debentures contain restrictive covenants that limit our ability to enter into arrangements for the sale of assets, mergers, the incurrence of additional debt and the payment of dividends.

NTL has advised us that it intends to redeem these 2007 discount debentures if it consummates its proposed refinancing.

Loan Notes payable to NTL

In October 2000, NTL Ireland entered into a loan agreement with a subsidiary of NTL under which £81.5 million and £75.2 million had been borrowed at December 31, 2003 and 2002, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears from March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at December 31, 2003 and December 31, 2002 was 3.73% and 4.32%, respectively. Accrued interest of £0.8 million was included in due to affiliates in the consolidated balance sheets at December 31, 2003 and 2002.

Contractual Obligations and Commercial Commitments

We had no significant commercial commitments as of December 31, 2003.

The following table includes aggregate information about our contractual obligations as of December 31, 2003 and the periods in which payments are due (in £ millions).

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	£289.9	£—	£—	£289.9	£—
Capital lease obligations	1.9	0.7	0.9	0.3	—
Operating leases	38.9	2.7	4.9	3.7	27.6
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	81.5	—	—	81.5	—
Total contractual cash obligations	£412.2	£3.4	£5.8	£375.4	£27.6

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

Recent Accounting Pronouncements

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), Employers’ Disclosures About Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. This statement revises employers’ disclosures about pension plans and other postretirement plans, it does not change the measurement or recognition of these plans required by FASB Statement No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirment Benefits Other Than Pensions. This statement replaces FASB No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits, and requires additional disclosures to those in the original Statement No. 132. This statement was developed in response to concerns expressed by users of financial statements about their needs for more information about pension plan assets, obligations, benefit payments, contributions and net benefit costs. The statement is effective for financial statements with fiscal years ending after December 15, 2003, and for foreign plans with fiscal years ending after June 15, 2004. We have adopted the provisions of SFAS 132 (Revised) as of December 31, 2003.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, like foreign currency exchange and interest rates. We do not enter into derivative financial instruments for trading or speculative purposes.

We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in pounds and euros but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses.

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

The following table provides information by maturity as of December 31, 2003, about our long-term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

						Thereafter	Total	Fair value December 31, 2003
	Year Ending December 31,
	2004	2005	2006	2007	2008

Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	$517.3	—	—	$517.3	$522.5
Average interest rate				11.2%
Average forward exchange rate				0.5966
Euro
Variable Rate		—	—	€115.4	—	—	€115.4	€115.4
Average interest rate				EURIBOR plus 1%
Average forward exchange rate				0.7504

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-22 of this Annual Report and are incorporated by reference. The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in £’000s):

	2003
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	£52,783	£54,145	£54,217	£56,263
Operating (loss) income	(2,192)	(1,974)	2,740	1,793
Net (loss) income(1)	(19,290)	2,282	(5,966)	12,858

	2002
	Three Months Ended
	March 31	June 30	September 30	December 31(3)

Revenues	£47,120	£48,565	£48,968	£49,588
Operating (loss)	(8,186)	(5,599)	(10,371)	(45,271)
Net (loss) income(2)	(25,973)	9,020	(10,599)	(42,504)

(1)                                  Included in net (loss) income are foreign exchange (losses) gains of £(6,417) for the three months ended March 31, 2003, £15,060 for the three months ended June 30, 2003, £2,058 for the three months ended September 30, 2003, and £21,719 for the three months ended December 31, 2003.

(2)                                  Included in net (loss) income are foreign exchange (losses) gains of £(7,418) for the three months ended March 31, 2002, £25,079 for the three months ended June 30, 2002, £10,701 for the three months ended September 30, 2002, and £6,657 for the three months ended December 31, 2002.

(3)                                  In the fourth quarter of 2002, we incurred asset impairment charges of £19.3 million. In 2002, we incurred other charges of £14.3 million as follows: £1.1 million in the first quarter, £2.2 million in the third quarter and £11.0 million in the fourth quarter.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.     CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of NTL*, have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as this term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report. Based on that evaluation, NTL’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this Report has been recorded, processed, summarized and reported in a timely basis.

(b)  Changes in Internal Controls.  Since the end of the period covered by this Annual Report, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting covered by this Report.

*                                         We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are directors of NTL Group Limited, our sole managing member, and the latter is the Chief Financial Officer of NTL, our, and NTL Group Limited’s, indirect parent.

PART III

ITEMS 10, 11, 12 AND 13

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14.      PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Ernst & Young LLP are our principal accountants. We are not billed directly by Ernst & Young for all services, but are allocated a proportion of the fees charged to NTL by Ernst & Young. We provide in the table below an analysis of the fees charged to NTL by Ernst & Young and allocated to us in the each of the two years ended December 31, 2003 and 2002 (in £’000s).

	Year ended December 31,
	2003	2002

Audit fees	£261	£199
Audit-Related fees	10	235
Tax fees	295	303
All other fees	—	—
	£566	£737

Audit fees.  Audit fees represent the aggregate services provided by Ernst & Young for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K, including accounting consultations on matters addressed during the audit and interim reviews. These fees also include services that are provided in connection with our statutory and regulatory filings.

Audit-Related fees.  Audit-Related fees represent the aggregate fees charged for assurance and related services by Ernst & Young that are related to the audit or review of our financial statements, including other accounting consultations. Audit-Related services include advice relating to the Sarbanes- Oxley Act of 2002 including advice on reporting on internal controls under Section 404.

Tax fees.  Tax fees represent the aggregate fees charged for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning. Tax services included compliance work regarding the preparation and filing of our US, UK and Irish tax returns.

All other fees.  All other fees represent the aggregate fees charged for all other products and services provided by Ernst & Young.

Audit Committee’s pre-approval policies and procedures

We have no Audit Committee. The Audit Committee of the board of directors of NTL reviews, acts on and reports to the board of directors of NTL with respect to various auditing and accounting matters. In this capacity, the Audit Committee acts on our behalf as necessary. The current members of NTL’s Audit Committee are Edwin M. Banks, who is its chairman, David Elstein, Charles K. Gallagher, who the board of directors has determined to be an audit committee financial expert, and George R. Zoffinger. The members of NTL’s Audit Committee are independent within the meaning of the Nasdaq National Markets listing standards currently applicable to NTL. Immediately following NTL’s 2004 annual stockholders’ meeting, Mr. Gallagher will become chairman of NTL’s Audit Committee and Mr. Banks will no longer serve as a member of NTL’s Audit Committee.

NTL’s Audit Committee’s policy on pre-approval requirements for audit and other services provided to NTL and us by Ernst & Young is as follows:

•                                          Annually, the Audit Committee agrees the terms, including fees, of the engagement for the services to be provided by Ernst & Young as part of the recurring annual audit.

•                                          Quarterly, the Audit Committee pre-approves the Audit-Related fees, Tax fees and Other fees for services to be provided by Ernst & Young to us in respect of services that are either a continuation of services already pre-approved, or services which are expected to commence during the following three months. These limits represent amounts that may not be exceeded without approval by the Audit Committee.

•                                          Between meetings, the Chairman of the Audit Committee has delegated authority to approve services on an ad-hoc basis to meet specific needs up to £100,000 per engagement.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  (1)                                  Financial Statements—See Index to Financial Statements on page F-1.

(2)                                  Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)                                  Exhibits—See Exhibit Index on page 32.

(b)                                 The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2003.

(c)                                  Exhibits—See Exhibit Index on page 32.

(d)                                 Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

EXHIBIT INDEX

Exhibit No.

2.1

Agreement and Plan of Amalgamation dated 4 February 1998 among NTL Incorporated, NTL (Bermuda) Limited and the Company, as amended (Incorporated by reference to Exhibit 2.1 to the Registration Statement on S-4 filed by the entity then known as NTL Communications Corp. (now NTL Incorporated), on September 30, 1998 File No. 333-64727)

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

21	Omitted pursuant to General Instruction I(2)(b) to Form 10-K

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 29, 2004

NTL (TRIANGLE) LLC
(REGISTRANT)

By:	NTL Group Limited
its Sole Managing Member (on behalf of Registrant)

/s/ ROBERT MACKENZIE
Robert Mackenzie
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT MACKENZIE
Robert Mackenzie*	Director and Secretary of NTL Group Limited, the sole managing member of NTL (Triangle) LLC	March 29, 2004

/s/ SCOTT E. SCHUBERT
Scott E. Schubert*	Director of NTL Group Limited, the sole managing member of NTL (Triangle) LLC*	March 29, 2004

*                                         The Company has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are Directors of NTL Group Limited, the sole managing member of the Company, and the latter is Chief Financial Officer of NTL Incorporated, the indirect parent of the Company.

FORM 10K—ITEM 15(a) (1)
NTL (TRIANGLE) LLC AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of NTL (Triangle) LLC and subsidiaries are included in Item 8:

The following consolidated financial statement schedules of NTL (Triangle) LLC and subsidiaries are included in 15(d):

Schedule II Valuation and Qualifying Accounts	F-22

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Member
NTL (Triangle) LLC

We have audited the accompanying consolidated balance sheets of NTL (Triangle) LLC and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, member’s capital and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(d). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL (Triangle) LLC and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Ernst & Young LLP
London, United Kingdom
March 26, 2004

NTL (TRIANGLE) LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in £’000s, except membership interests)

	December 31, 2003	December 31, 2002

Assets
Current assets
Cash and cash equivalents	£22,986	£18,154
Accounts receivable, less allowance for doubtful accounts of £10,232 (2003) and £10,738 (2002)	19,890	21,812
Other current assets	1,392	1,998
Total current assets	44,268	41,964
Deferred financing costs, net of accumulated amortization of £30,003 (2003) and £25,823 (2002)	9,595	13,775
Fixed assets, net	421,427	444,680
Intangible assets, net	8,365	16,702
Total assets	£483,655	£517,121

Liabilities and member’s capital
Current liabilities
Accounts payable	£7,456	£5,463
Accrued expenses	19,697	26,204
Interest payable	4,059	4,500
Deferred revenue	16,283	14,757
Due to affiliates	13,424	28,874
Current portion of long-term debt	533	323,628
Total current liabilities	61,452	403,426
Loans from affiliate	81,500	75,197
Long-term debt, less current portion	291,054	—
Commitments and contingent liabilities
Deferred income taxes	838	382
Member’s capital
Common membership interests, £.01 par value—authorized and issued 800,000 interests	8	8
Additional capital	513,790	493,537
Accumulated other comprehensive (loss) income	1,467	909
Accumulated deficit	(466,454)	(456,338)
Total member’s capital	48,811	38,116
Total liabilities and member’s capital	£483,655	£517,121

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in £’000s)

	Year ended December 31,
	2003	2002	2001

Revenue	£217,408	£194,241	£180,893
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(83,333)	(88,632)	(86,207)
Selling, general and administrative expenses	(68,224)	(67,744)	(77,551)
Asset impairments	—	(19,301)	(291,617)
Other charges	(1,676)	(14,275)	(5,651)
Depreciation	(55,470)	(61,214)	(57,863)
Amortization	(8,338)	(12,502)	(43,053)
	(217,041)	(263,668)	(561,942)
Operating income (loss)	367	(69,427)	(381,049)
Other income (expense)
Interest expense	(39,984)	(38,832)	(40,466)
Interest expense to affiliate	(2,984)	(3,130)	(2,951)
Interest income	500	1,177	504
Exchange gains (losses)	32,420	35,019	(10,353)
(Loss) before income taxes	(9,681)	(75,193)	(434,315)
Income tax (expense) benefit	(435)	5,137	3,267
Net (loss)	£(10,116)	£(70,056)	£(431,048)

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL

(in £’000s)

	Common Membership Interests	Par	Additional Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Accumulated Income (Deficit)	Total

Balance, December 31, 2000	800	£8	£394,107		£746	£44,766	£439,627
Contributions from NTL Group Ltd.		—	99,430		—	—	99,430
Net Loss				£(431,048)	—	(431,048)	(431,048)
Currency translation adjustment				(951)	(951)	—	(951)
Comprehensive loss				£(431,999)

Balance, December 31, 2001	800	8	493,537		(205)	(386,282)	107,058
Contributions from NTL Group Ltd.							—
Net Loss				£(70,056)	—	(70,056)	(70,056)
Currency translation adjustment				1,114	1,114	—	1,114
Comprehensive loss				£(68,942)

Balance, December 31, 2002	800	8	493,537		909	(456,338)	38,116
Contributions from NTL Group Ltd.			20,253				20,253
Net Loss				£(10,116)		(10,116)	(10,116)
Currency translation adjustment				1,502	1,502		1,502
Pension liability adjustment				(944)	(944)	—	(944)
Comprehensive loss				£(9,558)

Balance, December 31, 2003	800	£8	£513,790		£1,467	£(466,454)	£48,811

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in £’000s)

	Year ended December 31,
	2003	2002	2001

Operating activities:
Net (loss)	£(10,116)	£(70,056)	£(431,048)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63,808	73,716	100,916
Asset impairments	—	19,301	291,617
Exchange losses (gains)	(31,267)	(34,925)	10,372
Other	—	2,278	601
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable and other current assets	3,232	8,646	281
Accounts payable and other current liabilities	(16,216)	17,628	(18,260)
Net cash provided by (used in) operating activities	9,441	16,588	(45,521)
Investing activities:
Acquisition, net of cash acquired	—	—	(2,726)
Capital expenditures	(24,893)	(35,321)	(64,192)
Net cash (used in) investing activities	(24,893)	(35,321)	(66,918)
Financing activities:
Principal payments	(583)	(1,039)	(566)
Loans from affiliates	—	2,706	43,800
Contributions from NTL Group Limited	20,253	—	99,430
Net cash provided by financing activities	19,670	1,667	142,664
Effect of exchange rate changes on cash and cash equivalents	614	293	(4)
Increase (decrease) in cash and cash equivalents	4,832	(16,773)	30,221
Cash and cash equivalents, beginning of period	18,154	34,927	4,706
Cash and cash equivalents, end of period	£22,986	£18,154	£34,927

Supplemental cash flow disclosures
Interest paid	£35,462	£41,696	£40,800

See notes to consolidated financial statements.

NTL (TRIANGLE) LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business

NTL (Triangle) LLC (formerly Comcast UK Cable Partners Limited) (formerly NTL (Bermuda) Limited) (formerly NTL (Bermuda) LLC) (the “Company”) and its subsidiaries are principally engaged in the development, construction, management and operation of broadband communications networks for telephone, cable television and Internet services in the United Kingdom (“UK”) and Ireland. The Company owns the companies that have franchise licenses for Darlington and Teesside (collectively, “Teesside”) and Cambridge in the UK, and NTL Communications (Ireland) Limited (formerly Cablelink Limited) (“NTL Ireland”), which owns the companies that provide services in Dublin, Galway and Waterford, Ireland.

The Company is a wholly owned subsidiary of NTL Incorporated, or NTL, and is reliant upon the support of NTL and NTL’s subsidiaries to continue its operations.

NTL’s Completed Restructuring

On May 8, 2002, NTL Incorporated (formerly known as NTL Communications Corp.), NTL Europe, Inc. (formerly NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries filed a pre-arranged joint reorganization plan, referred to in this Annual Report as the Plan, under Chapter 11 of the US Bankruptcy Code. The Company was not included in the Chapter 11 filing, nor were the operating subsidiaries of NTL Incorporated and NTL Europe, Inc. The Plan became effective on January 10, 2003, or the Effective Date, at which time NTL Incorporated, the Company’s indirect parent company, emerged from Chapter 11 reorganization.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, with NTL Incorporated and NTL Europe, Inc. each emerging as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets including the Company. Prior to consummation of the Plan, the Company was a wholly-owned, indirect subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of NTL Incorporated and NTL Europe, Inc. and certain of its subsidiaries were cancelled, and NTL Incorporated issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of NTL Europe, Inc and its subsidiaries including NTL Incorporated. The precise mix of new securities received by holders of each particular type of security of NTL Europe, Inc. and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holdings Limited and NTL (Triangle) LLC were not cancelled and remain outstanding.

2.    Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amounts charged to the Company by a subsidiary of NTL for infrastructure and management support services to the Company, the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, the Company’s pension expense and pension funding requirements, estimated costs for interconnection, estimates related to the amount of costs to be capitalized in connection with the construction and installation of the Company’s network and facilities and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company’s interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation.

Foreign Currency Translation

The functional currencies of the Company’s principal operating subsidiaries are the UK Pound Sterling and the Euro, while its reporting currency is the UK Pound Sterling. The assets and liabilities of NTL Ireland have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses are translated at the average rates for the respective years. Exchange gains and losses on translation of the Company’s net equity investments in the subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in the statement of member’s capital. Foreign currency transaction gains and losses are recorded in the statements of operations.

Cash Equivalents

Cash equivalents are short-term highly liquid investments with maturity of three months or less when purchased. There were no cash equivalents at December 31, 2003 and 2002.

Trade Receivables

The Company’s trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. The allowance for doubtful accounts is £10.2 million at December 31, 2003.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company’s cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2003, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Fixed Assets

Fixed assets, net are stated at cost less accumulated depreciation.

The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of the Company’s operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment—3 to 40 years and other equipment—3 to 40 years. During 2003, the Company evaluated the remaining useful economic lives of its fixed assets. As of January 1, 2004, the Company adopted new useful economic lives as follows: operating equipment—5 to 30 years and other equipment—5 to 30 years. The increase in the annual depreciation expense upon the adoption of new lives is estimated to be approximately £5.3 million in 2004.

Intangible Assets

Intangible assets include goodwill, license acquisition costs, and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases which includes the portion of the purchase price allocated to the value of the workforce in place. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill was amortized on a straight-line basis over the periods benefited of 15 years and license acquisition costs were amortized on a straight-line basis up to 23 years. Upon the adoption of SFAS No. 142, goodwill and license acquisition costs are no longer amortized. Instead these assets are reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 5 years.

Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company reclassified the carrying value of workforce in place included in other intangibles to goodwill. The Company determined that license acquisition costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. The Company also determined that no changes in the remaining useful lives of the customer lists were required.

The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required.

The following table shows the Company’s net (loss) as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (in £’000s).

December 31, 2001

Net (loss)—as reported	£(431,048)
Amortization of:
Goodwill	23,336
License acquisition costs	7,214
Other	—
30,550
Net (loss)—as adjusted	£(400,498)

Asset Retirement Obligations

As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of SFAS 143 did not result in any recognition of liabilities during its fiscal year ended December 31, 2003.

The Company accrues for the liability in respect of dilapidations on its leasehold properties over the term of the lease in accordance with SFAS No. 13 “Accounting for Leases”.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of the carrying value of long-lived assets, by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

Goodwill, license acquisition costs and other intangible assets that are not amortized are reviewed for impairment each year.

As of December 31, 2003, the Company reviewed its long-lived assets for impairment. The Company engaged an independent financial adviser to assist in the impairment review. The Company and the independent financial adviser determined that there was no impairment of the Company’s long-lived assets as of December 31, 2003. This determination was based upon various valuation methods, including discounted cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the operations of the Company. Certain factors that were incorporated into the impairment review included the following:

•                                          10 year cash flow projections.

•                                          Corporate income tax rates of 30% in the UK and 12.5% in Ireland.

•                                          Present value discount factors of between 13.0% and 15.0%

•                                          Residual value representing the sum of the value beyond 10 years into perpetuity calculated using the Gordon Growth Model.

Restructuring Costs

As of January 1, 2003, the Company adopted SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” and recognizes a liability for costs associated with restructuring activities when the liability is incurred. The adoption of SFAS 146 did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

Prior to 2003, the Company recognized a liability for costs associated with restructuring activities at the time of a commitment to restructure is given in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.

Revenue Recognition

The Company recognizes revenue only when it is realized or realizable and earned. The Company recognizes revenue when all of the following are present:

•                                          Persuasive evidence of an arrangement exists between NTL and its customers;

•                                          Delivery has occurred or the services have been rendered;

•                                          The price for the service is fixed or determinable; and

•                                          Collectibility is reasonably assured.

Revenues are invoiced and recorded as part of a periodic billing cycle, and are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

•                                          Telephone services and cable television revenues are recognized as the services are provided to customers.

•                                          Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

•                                          Internet revenue in respect of broadband services provided to customers is recognized as the service is provided.

•                                          Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. The Company applies the provisions of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” to assess whether the components of the bundled services should be recognized separately.

•                                          Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection. The Company applies the provisions of SFAS No. 51 “Financial Reporting by Cable Television Companies” in relation to connection and activation fees for telephone services and internet services, as well as cable television services, on the basis that the Company markets and maintains a unified fiber network through which the Company provides all of these services.

Advertising Expense

The Company charges the cost of advertising to expense as incurred. Advertising costs allocated to the Company were £3.7 million, £1.9 million and £0.5 million in 2003, 2002 and 2001, respectively.

Pensions

The Company accounts for its defined benefit pension plan using Statement of Financial Accounting Standards, SFAS No. 87, Employers’ Accounting for Pensions and the disclosure rules under SFAS No. 132 (Revised) Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. The Company recognized expense for its defined benefit pension plans of £0.2 million and £0.1 million in 2003 and 2002, respectively. The Company expects its pension expense to be approximately £0.2 million in 2004.

The calculation of pension expense and the Company’s pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. The Company believes that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

When calculating pension expense for 2003 and 2002, the Company assumed that plan assets would generate a long-term rate of return of 7.9%. The Company determines its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. The Company’s expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on its goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

The Company discounted its future pension obligations using a rate of 6.0% at December 31, 2003 and 2002. The Company determined the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.5% would increase the Company’s pension liability at December 31, 2003 by approximately £0.7 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company’s pension plan will impact its future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

At December 31, 2003, projected benefit obligations of the Company’s pension plan exceeded plan assets by £1.2 million. The Company will need to fund this deficit in accordance with the laws and regulations of the Republic of Ireland.

3.    Recent Accounting Pronouncements

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), Employers’ Disclosures About Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. This statement revises employers’ disclosures about pension plans and other postretirement plans, it does not change the measurement or recognition of these plans required by FASB Statement No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirment Benefits Other Than Pensions. This statement replaces FASB No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits, and requires additional disclosures to those in the original Statement No.132. This statement was developed in response to concerns expressed by users of financial statements about their needs for more information about pension plan assets, obligations, benefit payments, contributions and net benefit costs. The statement is effective for financial statements with fiscal years ending after December 15, 2003, and for foreign plans with fiscal years ending after June 15, 2004. The Company has adopted the provisions of SFAS 132 (Revised) as of December 31, 2003.

4.    Asset Impairments

Asset impairment charges of £19.3 million in 2002 are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include license acquisition costs of £18.0 million and goodwill of £1.3 million, and were determined in accordance with SFAS No. 142. Asset impairment charges of £291.6 million in 2001 were the result of an analysis and review of the recoverability of the Company’s long-lived assets and associated goodwill that indicated that the carrying value of certain assets would not be recoverable. The Company recognized a charge of £291.6 million in 2001 relating to the write-down of goodwill from the 1999 acquisition of NTL Ireland.

5.    Fixed Assets

Fixed assets consist of (in £’000s):

		December 31,
	Estimated useful life	2003	2002

Operating equipment	3-40 years	£674,449	£631,848
Other equipment	3-40 years	64,299	61,228
Construction-in-progress		4,835	13,053
		£743,583	£706,129
Accumulated depreciation		(322,156)	(261,449)
		£421,427	£444,680

6.    Intangible Assets

Intangible assets consist of (in £’000s):

	December 31,
	2003	2002

Intangible assets not subject to amortization:
Goodwill	£94	£94
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of £28,900 (2003) and £22,055 (2002)	3,422	10,267
Other, net of accumulated amortization of £13,661(2003) and £37,990 (2002)	4,849	20,116
	£8,365	£30,477

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2003, is as follows: £4.9 million in 2004, £1.5 million in 2005, £0.9 million in 2006, £0.3 million in 2007 and £0.3 million in 2008.

7.    Long-Term Debt

Long-term debt consists of (in £’000s):

	December 31,
	2003	2002

2007 Discount Debentures	£289,959	£321,417
Capital lease obligation	1,628	2,211
	291,587	323,628
Less: current portion	(533)	(323,628)
	£291,054	£—

Owing to uncertainties about the compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment, all of the Company’s long-term debt was classified as current at December 31, 2002. Upon the emergence of the Company’s indirect parent company, NTL Incorporated, from Chapter 11 reorganization, such debt was reclassified as long-term.

2007 Discount Debentures

In November 1995 the Company received net proceeds of approximately $291.1 million (£186.9 million) from the sale of its 2007 Discount Debentures in a public offering ($517.3 million principal at maturity). Interest accreted on the 2007 Discount Debentures at 11.20% per annum compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest became payable in cash on each May 15 and November 15 through November 15, 2007. The 2007 Discount Debentures are redeemable at the Company’s option after November 15, 2000.

The 2007 Discount Debentures contain restrictive covenants that limit the Company’s ability to enter into arrangements for the sale of assets, mergers, the incurrence of additional debt and payment of dividends.

8.    Other Charges

Other charges of £1.7 million in 2003 include £0.9 million of restructuring costs incurred by NTL Ireland comprising £0.4 million of employee severance for five employees and £0.5 million for lease exit costs. Costs of £0.8 million were allocated to the Company by a subsidiary of NTL. The allocated costs are for employee severance and related costs. Other charges of £14.3 million in 2002 include £7.5 million of restructuring costs incurred by NTL Ireland and £6.8 million allocated to the Company by a subsidiary of NTL. The restructuring costs of £7.5 million incurred by NTL Ireland include £1.1 million of employee severance for 55 employees, none of whom are employed by NTL Ireland as of December 31, 2003, £1.4 million for lease exit costs and £5.0 million for a non-cash write-off of fixed assets. The allocated costs include £4.1 million of employee severance and related costs and £2.7 million of recapitalization expense. Other charges of £5.7 million in 2001 were allocated to the Company by a subsidiary of NTL. The 2001 charges include £4.2 million in costs related to information technology integration and for business rationalization consulting, plus £1.5 million for the Company’s allocated share of NTL UK’s restructuring costs. Charges allocated to the Company by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

The employee severance and related costs in 2003 and 2002 were for approximately five and 55 employees, respectively, to be terminated, none of who are still employed by NTL Ireland as of December 31, 2003. The following table summarizes NTL Ireland’s restructuring charges incurred and utilized in 2003, 2002 and 2001 (in £’000s):

	Employee severance and related costs	Lease exit costs	Other	Total

Balance, December 31, 2001	£249	£—	£—	£249
Charged to expense	1,139	1,390	5,008	7,537
Utilized	(1,388)	(121)	(5,008)	(6,517)
Balance, December 31, 2002	—	1,269	—	1,269
Charged to expense	393	496	—	889
Utilized	(393)	(330)	—	(723)
Foreign currency exchange translation adjustments	—	141	—	141
Balance, December 31, 2003	£—	£1,576	£—	£1,576

9.    Income Taxes

The expense (benefit) for income taxes consists of the following (in £’000s):

	Year Ended December 31,
	2003	2002	2001

Current income taxes	£—	£—	£—
Deferred income taxes	435	(5,137)	(3,267)
Total tax expense (benefit)	£435	£(5,137)	£(3,267)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in £’000s):

	December 31,
	2003	2002

Deferred tax liabilities:
Intangibles	£428	£2,150
Depreciation and amortization	5,805	3,132
Total deferred tax liabilities	6,233	5,282
Deferred tax assets:
Net operating losses	18,530	44,070
Property and equipment	105,860	48,690
Other	430	1,972
Total deferred tax assets	124,820	94,732
Valuation allowance for deferred tax assets	(119,425)	(89,832)
Net deferred tax assets	5,395	4,900
Net deferred tax liabilities	£838	£382

At December 31, 2003 and 2002 the Company had a valuation allowance against its deferred tax assets to the extent that it was not more likely than not that such assets would be realized in the future.

During 2003 the Company surrendered approximately £50.5 million of its prior year tax losses to its indirect parent company in return for a payment of approximately £2.5 million. This resulted in a credit to paid-in capital.

At December 31, 2003 the Company has tax net operating losses carried forward of approximately £87 million. The net operating losses have an unlimited carry forward under UK and Irish tax laws (subject to restrictions on a loss carried forward where there is a change in group ownership, as occurred on January 10, 2003, and also a major change in the nature or conduct of the business or an increase of capital of the company) but are limited in their use to the type of business which generated the loss.

The reconciliation of income taxes computed at the UK statutory rates to income tax expense (benefit) is as follows (in £’000s):

	Year Ended December 31,
	2003	2002	2001

Expected (benefit) at statutory UK rate (30%)	£(2,904)	£(22,558)	£(129,314)
Non-deductible asset impairment	—	3,105	87,485
Non-deductible expenses	2,254	2,567	2,028
UK losses with no tax benefit	1,177	11,749	36,534
Differences in tax rates—Irish taxes	(92)	—	—
Total tax expense (benefit)	£435	£(5,137)	£(3,267)

10.    Fair Values of Financial Instruments

The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

Current assets and current liabilities:  The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, interest payable, deferred income and due to affiliates reported in the consolidated balance sheets approximate fair value owing to the short-term maturity of these assets and liabilities.

Long-term debt:  The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The carrying amount of the loans from affiliate approximates the fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturity are used to estimate fair value for debt issues for which quoted market prices are not available. At December 31, 2003 and 2002, the estimated fair values of the Company’s long-term debt were £292.8 million and £231.4 million, respectively.

11.    Related Party Transactions

In October 2000, NTL Ireland entered into a loan agreement with a subsidiary of NTL under which £81.5 million and £75.2 million had been borrowed at December 31, 2003 and 2002, respectively. The outstanding borrowings are due in October 2007. Interest is payable quarterly in arrears beginning March 31, 2001. The annual interest rate is set on January 1 of each year at the 12-month EURIBOR rate plus 1%. The effective interest rate at December 31, 2003 and 2002 was 3.73% and 4.32%, respectively. Accrued interest of £0.8 million was included in due to affiliates in the consolidated balance sheet at December 31, 2003 and 2002.

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

The related charges, which began in the fourth quarter of 1999, represent the Company’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Company was charged £72.1 million, £70.0 million and £60.8 million in 2003, 2002 and 2001, respectively. For 2003 £27.2 million was included in operating costs and £44.9 million was included in selling, general and administrative expense. For 2002 £26.9 million was included in operating costs and £43.1 million was included in selling, general and administrative expense. For 2001 £21.3 million was included in operating costs and £39.5 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Company operated as an unaffiliated entity.

As of December 31, 2003 and 2002, the due to affiliates balance includes payments made to third parties on behalf of the Company by a subsidiary of NTL. The Company has reduced direct transactions with third parties as a result of the continued integration of the Company with NTL. The Company has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Company represent attributable expenses incurred by the Company.

12.    Employee Benefit Plan

The Company operates a defined benefit pension plan in the Republic of Ireland. The assets of the Plans are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the projected unit method. The Company’s policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the Republic of Ireland.

The Company’s defined benefit pension plan uses a measurement date of December 31:

Obligations and Funded Status

	Year Ended December 31,
	2003	2002
	(in £’000s)

Change in Projected Benefit Obligation
Projected Benefit Obligation at beginning of year	£4,028	£3,663
Service cost	278	243
Interest cost	248	223
Employee contributions	106	92
Actuarial loss (gain)	1,017	(345)
Benefits paid	(97)	(88)
Foreign currency exchange rate changes	368	240
Projected Benefit Obligation at end of year	£5,948	£4,028

	Year Ended December 31,
	2003	2002
	(in £’000s)

Change in Plan Assets
Fair value of plan assets at beginning of year	£3,782	£4,566
Actual return on plan assets	428	(1,046)
Employer contributions	186	—
Employee contributions	106	92
Benefits paid	(97)	(88)
Foreign currency exchange rate changes	329	258
Fair value of plan assets at end of year	£4,734	£3,782

	Year Ended December 31,
	2003	2002
	(in £’000s)

Funded status	£(1,214)	£(247)
Unrecognized net losses	1,692	751
Unrecognized prior service costs	—	—
Unrecognized transition obligation (asset)	(253)	(253)
Net amount recognized	£225	£251

	Year Ended December 31,
	2003	2002
	(in £’000s)

Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid benefit cost	£—	£251
Accrued benefit liability	(719)	—
Accumulated other comprehensive loss	944	—
Net amount recognized	£225	£251

The accumulated benefit obligation for the defined benefit plan was £5,452,000 and £3,693,000 at December 31, 2003 and 2002 respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	Year Ended December 31,
	2003	2002
	(in £’000s)

Accumulated benefit obligation	5,452	—
Fair value of plan assets	4,734	—

Information for pension plans with an projected benefit obligation in excess of plan assets

	Year Ended December 31,
	2003	2002
	(in £’000s)

Projected benefit obligation	5,948	4,028
Fair value of plan assets	4,734	3,782

Components of Net Periodic Benefit Costs

	Year Ended December 31,
	2003	2002
	(in £’000s)

Service cost	£278	£243
Interest cost	248	223
Expected return on plan assets	(304)	(371)
Amortization of transition obligation (asset)	(21)	(19)
Recognized actuarial loss (gain)	31	—
Total net periodic benefit cost	£232	£76

Additional Information

	December 31,
	2003	2002
	(in £’000s)

Increase in minimum liability included in other comprehensive income	£944	£—

Assumptions

Weighted-average assumptions used to determine benefit obligations

	December 31,
	2003	2002

Discount rate	6.0%	6.0%
Rate of compensation increase	4.0%	4.0%

Weighted-average assumptions used to determine net periodic benefit costs

	December 31,
	2003	2002

Discount rate	6.0%	6.0%
Expected long-term rate of return on plan assets	7.9%	7.9%
Rate of compensation increase	4.0%	4.0%

Where investments are held in bonds and cash, the expected long-term rate of return is taken to be yields generally prevailing on such assets at the measurement date. The higher rate of return is expected on equity investments, which is based more on realistic future expectations than on the returns that have been available historically. The overall expected long-term rate of return on assets is then the average of these rates taking into account the underlying assets portfolios of the pension plans.

Plan Assets

The Company’s weighted-average assets allocations at December 31, 2003, and 2002, by asset category are as follows:

	December 31,
	2003	2002

Asset Category
Equity Securities	72.8%	72.8%
Debt Securities	16.5%	16.5%
Real Estate	0.0%	0.0%
Other	10.7%	10.7%
Total	100.0%	100.0%

The Company has in place an agreement with the investment managers that targets an allocation of 72% equities and 28% bonds and cash at December 31, 2003. Deviations from these central targets are permitted from time to time. Because the main defined benefit pension plan is now closed to new entrants, the investment strategy is moving towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities.

There were no shares of NTL Incorporated’s common stock included in the Equity Securities at December 31, 2003 and 2002 respectively.

Cash flows

Contributions

The Company expects to contribute £201,000 to its pension plan in 2004.

Estimated Future Benefit Payments

The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2003 and include estimated future employee services.

Pension Benefits (in £’000s)

2004	100
2005	103
2006	107
2007	110
2008	114
Years 2009-2013	635

13.    Commitments and Contingent Liabilities

The Company had no significant commercial commitments as of December 31, 2003.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14.    Leases

A summary of assets held under capital lease are as follows (in £’000s).

	December 31,
	2003	2002

Land, buildings and equipment	£11,647	£11,647
Less: accumulated depreciation	(9,332)	(8,283)
	£2,315	£3,364

Future minimum annual payments at December 31, 2003 are as follows (in £’000s). The table reflects the Company’s contractual obligations.

	Capital Leases	Operating Leases

Year ended December 31:
2004	£652	£2,696
2005	517	2,729
2006	377	2,208
2007	279	1,850
2008	62	1,850
Thereafter	—	27,551
Total minimum lease payments	1,887	£38,884

Less: amount representing interest	(259)
Present value of net minimum obligations	1,628
Less: current portion	(533)
	£1,095

Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 2003, 2002, and 2001 under operating leases was £2.6 million, £2.9 million and £3.7 million respectively.

NTL (TRIANGLE) LLC AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	(Deductions From) Additions to Reserves		Balance at End of Year
	(In £’000s)

Allowance for Doubtful Accounts
2003	£10,738	£2,761	£(3,267	)(a)	£10,232
2002	9,921	9,166	(8,349	)(b)	10,738
2001	8,914	6,055	(5,048	)(c)	9,921

(a)                                  Uncollectible accounts written-off, net of recoveries of £4,133,000 and £(866,000) foreign exchange currency translation adjustments.

(b)                                 Uncollectible accounts written-off, net of recoveries of £8,718,000 and £(369,000) foreign exchange currency translation adjustments.

(c)                                  Uncollectible accounts written-off, net of recoveries of £4,956,000 and £92,000 foreign exchange currency translation adjustments.